Form 10KSB
period 2006-12-31
SRKP 6 INC
filed 2007-03-19
CIK 1335104

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-51475
_______________________________________________

SRKP 6, Inc.

(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	20-2903491
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

210 South Federal Highway, Suite 205
Deerfield Beach, FL	33441
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (310) 203-2902

_____________________________________________

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (Sec.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No. [  ]

The Company’s revenues for fiscal year ended December 31, 2006 were $0.

As of March 19, 2007, there were 2,700,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SRKP 6, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this annual report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are subject to risks and uncertainties that may cause our actual results to differ materially from those contemplated in our forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I

Item 1. Description of Business.

Introduction

SRKP 6, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on May 24, 2005 and maintains its principal executive offices at 210 South Federal Highway, Suite 205, Deerfield Beach, FL 33441. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on August 3, 2005, and since its effectiveness, the Company has begun efforts to identify a possible business combination. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company, as defined in Rule 12b-2 under the Exchange Act, also is a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Proposed Merger

On July 28, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Vicor Acquisition Corp., a Delaware corporation and the Registrant’s wholly-owned subsidiary (“Merger Sub”), and Vicor Technologies, Inc., a Delaware corporation (“Vicor”). The parties amended the Merger Agreement on December 6, 2006, whereby the closing date of the Merger was changed from December 31, 2006 to March 31, 2007 and all other terms and conditions remained the same (the “Amendment to the Merger Agreement”).

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, the Registrant will acquire Vicor through the merger of Merger Sub with and into Vicor, with Vicor continuing as the surviving corporation and a wholly-owned subsidiary of the Registrant (the “Merger”). The Registrant will issue shares of its common stock, par value $.0001 per share (the “Common Stock”) and preferred stock, par value $.0001 per share (the “Preferred Stock”) to the stockholders of Vicor in exchange for 100% of the issued and outstanding shares of common stock and preferred stock of Vicor. The Registrant will also assume options and warrants to purchase shares of common stock on the same terms and conditions as previously issued by Vicor. In addition, the Registrant will assume certain convertible notes issued by Vicor, which will become convertible into shares of the Registrant following the Merger.

At the effective time of the Merger, each share of common stock and preferred stock of Vicor will represent the right to receive two shares of Common Stock and Preferred Stock of the Registrant, respectively. Options and warrants to purchase shares of Vicor common stock will represent the right to receive options and warrants to purchase shares of Common Stock of the Registrant at the same exchange ratio. Similarly, holders of Vicor notes convertible into shares of Vicor common stock or preferred stock will be entitled to convert obligations under their notes into shares of the Registrant’s Common Stock or Preferred Stock, respectively, at this exchange ratio.

Existing stockholders of the Registrant will retain 8.3857% of the fully diluted capital stock of the Company, which will be calculated by assuming full exercise and conversion of options, warrants and convertible securities other than certain convertible notes that will be excluded for the purposes of this calculation.

The closing of the Merger is subject to certain conditions, including without limitation, (i) approval of the Merger by the stockholders of Vicor, (ii) the filing and effectiveness of a registration statement to register the sale of shares issuable to stockholders of Vicor in exchange for their shares of common and preferred stock of Vicor, and (iii) execution and delivery of certain ancillary agreements and documents. Among the conditions to closing, the parties will be required to execute and deliver lock-up agreements with legacy stockholders of Vicor holding at least 95% of Vicor’s capital stock outstanding immediately before consummation of the Merger, which will restrict the sale of the Registrant’s stock issued to these stockholders in the Merger for a period of one year following the consummation of the Merger. Also as a condition to closing, the parties will be required to execute and deliver registration rights agreements with certain stockholders of the Registrant and another party who will receive shares of the Registrant’s Common Stock in connection with the Merger, which agreements will specify the terms on which the Registrant will register shares of Common Stock held by these parties. Any condition set forth in the Merger Agreement can be waived by the parties or the party for whose benefit the condition is intended.

The Registrant will change its corporate name from SRKP 6, Inc. to Vicor Technologies, Inc., or such other name as Vicor may select before the closing of the Merger.

The Merger will result in a change in control of the Registrant by Vicor and its stockholders and the assumption of Vicor’s operations and liabilities. In connection with the change in control, the Board of Directors and management of Vicor immediately before the Merger will become the Board of Directors and management of the Registrant. The Merger Agreement and the Amendment to the Merger Agreement are filed as Exhibit 2.1 to each of the Company’s Current Reports on Form 8-K filed with the SEC on August 2, 2006 and December 13, 2006, respectively, and incorporated herein by this reference.

On December 6, 2006, the Company filed a Registration Statement on Form S-4, pursuant to which the Company registered its shares of Common Stock to be issued in connection with the Merger. The registration statement on Form S-4 was declared effective by the SEC on February 2, 2007. On February 20, 2007, the stockholders of Vicor approved the Merger and approved and adopted the Merger Agreement. On March 19, 2007, the Company filed an Information Statement on Schedule 14F-1, pursuant to which it reported the anticipated change in control and the scheduled appointment by the Board of Directors of the Company of four new members designated by Vicor (the “Information Statement”). The Information Statement provides that upon the effective time of the Merger, James E. Skinner, Ph.D. and David H. Fater shall become Class I directors of the Company, Jerry M. Anchin, Ph.D. shall become a Class II director of the Company and Edward Wiesmeier, M.D. shall become a Class III director of the Company. Upon consummation of the Merger, the Company intends to file a Current Report on Form 8-K, under Section 13 or 15(d) of the Exchange Act, pursuant to which it will disclose its change in shell company status.

There can be no assurance that the Company will successfully consummate the Merger.

Vicor was incorporated in the State of Delaware in 2000 and is a biotechnology company dedicated to the development of innovative diagnostic and therapeutic products. Vicor developed the PD2i Cardiac Analyzer, which is a medical device based on a patented, proprietary algorithm. Vicor believes this device accurately risk stratifies patients into those who are at high or low risk of suffering a fatal arrhythmic event or Sudden Cardiac Death (SCD) within a six month time frame. SCD is the leading cause of natural death in the United States each year with 500,000 reported cases. Vicor plans to file for 510(k) device approval in 2008. Vicor’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring bioactive molecules derived from state-dependent physiologies such as hibernation. For a more detailed discussion of the terms of the Merger and the business of Vicor, please refer to the Company’s Registration Statement on Form S-4/A, filed January 26, 2007.

Competition

In the event that the Merger is not consummated, the Company will continue to seek a potential business combination with a private company. The Company will face vast competition from other shell companies seeking to merge with a private company. The Company will be in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we may be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management is currently involved with other blank check companies, and, if the Merger is not consummated, in the pursuit of business combinations, conflicts with such other blank check companies with which it is, and may in the future become, affiliated, may arise. If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Further, WestPark Capital, Inc. (“WestPark Capital”), a registered broker-dealer, may act as investment banker, placement agent or financial consultant to the Company or an acquisition candidate in connection with a potential business combination transaction. Our officers and directors, Richard Rappaport and Anthony C. Pintsopoulos (who are also stockholders) are currently employed as Chief Executive Officer and Chief Financial Officer, respectively, of WestPark Capital. We cannot assure you that conflicts of interest among us, WestPark Capital and our stockholders will not develop.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The Company has an existing agreement to effect a merger; however, there can be no assurances that such merger is consummated.

On July 28, 2006, we entered into the Merger Agreement with Vicor. The closing of the Merger is subject to certain conditions set forth in the Merger Agreement. There can be no assurances that the Merger will ever be consummated.

In the event the Merger is not consummated, the Company will resume its efforts in locating a private company with which it may merge.

If we do not consummate the Merger, we will resume our efforts in locating a private company with which to merge. We can provide no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

If we do not consummate the Merger, management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

If we do not consummate the Merger, while seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our officers have not entered into written employment agreements with us and are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

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

Although we are subject to the reporting requirements under the Exchange Act, management believes we are not subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we are not engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign company, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Our shares of Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our Common Stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act. Therefore, outstanding shares of our Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our Common Stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act, in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000. This letter provides that certain private transfers of the shares of common stock also may be prohibited without registration under federal securities laws. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

There are issues impacting liquidity of our securities with respect to the SEC’s review of a future resale registration statement.

            Since our shares of Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form SB-2 or Form S-1, or some other available form, to register for resale such shares of Common Stock.  We cannot control this future registration process in all respects as some matters are outside our control.  Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities.  The SEC has taken the position that  these smaller issuers may not be able to rely on Rule 415 under the Securities Act, which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a  direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer.  It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances.  Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors.  Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company.  The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of Common Stock to be registered in such registration statement.   The result of the foregoing is that a stockholder’s liquidity in our Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We have never paid dividends on our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenue unless and until we merge with or acquire an operating business.

We are a development stage company and have had no revenue from operations. We may not realize any revenue unless and until we successfully merge with or acquire an operating business.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of Common Stock and a maximum of 10,000,000 shares of Preferred Stock. The Merger (or any other merger or acquisition consummated with another entity in lieu thereof) may result in substantial dilution in the percentage of our Common Stock held by our existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially adversely affected.

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of Common Stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

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

Control by management

Management currently owns approximately 48% of all the issued and outstanding Common Stock of the Company. Consequently, management has the ability to influence control of the operations of the Company and, acting together, will have the ability to influence substantially all matters submitted to stockholders for approval, including:

•	Election of the Board of Directors;
•	Removal of directors;
•	Amendment to the Company’s certificate of incorporation or bylaws; and
•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

These stockholders will thus have substantial influence over our management and affairs of the Company. This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquiror from making a tender offer for the Common Stock.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of Common Stock. The Common Stock is not listed on a publicly-traded market. As of March 19, 2007, there were five holders of record of the Common Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On May 26, 2005, the Registrant sold an aggregate of 2,700,000 shares of Common Stock to five accredited investors (two of whom are officers and directors of the Registrant), for aggregate cash consideration of $25,000. The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to consummate the Merger or, in the event the Merger is not consummated, to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from stockholders or loans from other parties to pay for operating expenses until the Company consummates the merger with a privately-held company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, until the Merger is consummated or for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company during such period, and it is unlikely the Company will have any revenues unless it is able to consummate or effect an acquisition of, or merger with, an operating company, of which there can be no assurance.

Item 7. Financial Statements.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
SRKP 6, Inc.

Los Angeles, California

We have audited the accompanying balance sheet of SRKP 6, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the periods from May 24, 2005 (inception) to December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 6, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended and for the periods from May 24, 2005 (inception) to December 31, 2006 and 2005, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ AJ. Robbins, P.C.

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
February 19, 2007

SRKP 6, INC.
(A Development Stage Company)
BALANCE SHEET

December 31,
2006

ASSETS

CURRENT ASSETS:
Cash	$1,673

Total Current Assets	$1,673

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to stockholders	$17,500

Total Current Liabilities	17,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	---
Common stock, $.0001 par value 100,000,000 shares authorized, 2,700,000 issued and outstanding	270
Additional paid-in capital	24,730
(Deficit) accumulated during development stage	(40,827)

Total Stockholders' Equity (Deficit)	(15,827)

$1,673

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 6, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the Period	Cumulative
			From May 24	from May 24
	For the Year Ended		2005 (Inception) to	2005 (Inception) to
	December 31, 2006		December 31, 2005	December 31, 2006

REVENUE	$	---	$ ---	$ ---

EXPENSES		7,873	32,954	40,827

NET (LOSS)		$(7,873)	$(32,954)	$(40,827)

NET (LOSS) PER COMMON SHARE-BASIC	$	*	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		2,700,000	2,700,000

* Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 6, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD FROM MAY 24, 2005
(INCEPTION) TO DECEMBER 31, 2005 AND FOR THE YEAR ENDED DECEMBER 31, 2006

				(Deficit)
				Accumulated
				During
	Common Stock		Additional	Development
	Shares	Amount	Paid-In Capital	Stage	Total

Balances, May 24, 2005		$-	$-	$-	$-

Sale of common stock on May 26, 2005 at $.009 per share	2,700,000	270	24,730	---	25,000

Net (loss)				(32,954)	(32,954)

Balances, December 31, 2005	2,700,000	270	24,730	(32,954)	(7,954)

Net (loss)				(7,873)	(7,873)

Balances, December 31, 2006	2,700,000	$270	$24,730	$(40,827)	$(15,827)

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 6, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
		For the Period	from May 24,
		from May 24,	2005
	For the Year Ended	2005 (Inception) to	(Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(7,873)	$(32,954)	$(40,827)

Net Cash (Used In) Operating Activities	(7,873)	(32,954)	(40,827)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Common stock issued for cash	---	25,000	25,000
Due to Stockholders	5,000	12,500	17,500

Net Cash Provided by Financing Activities	5,000	37,500	42,500

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	(2,873)	4,546	1,673

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,546	---	---

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,673	$4,546	$1,673

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

Going Concern and Plan of Operation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has negative working capital, negative stockholders’ equity and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

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

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business.  The Company may elect a limited deduction of up to $5,000 in the taxable year in which the trade or business begins.  The $5,000 must be reduced by the amount of startup costs in excess of $50,000.  The remainder of the expenses not deductible must be amortized over a 180-month period beginning with the month in which the active trade or business begins.  These expenses will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.  Tax deductible losses can be carried forward for 20 years until utilized.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided without charge by WestPark Capital.  The Company’s President is also the CEO of WestPark Capital. Such costs are immaterial to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 4 - DUE TO STOCKHOLDERS

In 2005 and 2006 certain stockholders advanced the Company $12,500 and $5,000, respectively to pay for operating expenses. These funds have been advanced interest free and are due on demand.

SRKP 6, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - AGREEMENT AND PLAN OF MERGER

The Company entered into an Agreement and Plan of Merger on July 28, 2006 with Vicor Technologies, Inc. (“Vicor”) and Vicor Acquisition Corp. The merger is a proposed business combination between the Company and Vicor where a wholly owned subsidiary of the Company will merge with and into Vicor, with Vicor surviving the merger and becoming a wholly owned subsidiary of the Company immediately following the merger. At the effective time of the merger, each share of Vicor stock held by Vicor’s stockholders will automatically represent the right to receive two shares of the Company’s common stock. The shares of the Company’s common stock to be issued to Vicor stockholders in connection with the merger are expected to represent approximately 90% of the outstanding shares of the combined company’s common stock immediately following the consummation of the merger. The issuance of the Company’s common stock in the merger will be registered on a registration statement on Form S-4 filed with the Securities and Exchange Commission. The registration statement on Form S-4 was originally filed on December 6, 2006, and was declared effective by the Securities and Exchange Commission on February 2, 2007. There can be no assurance that the Company will successfully conclude this transaction.

David H. Fater, Vicor’s President and Chief Executive and Financial Officer, will become the combined company’s President and Chief Executive and Financial Officer. Further, James E. Skinner, Ph.D. and Jerry M. Anchin, Ph.D., both of whom are vice presidents of Vicor are expected to become vice presidents in the same capacity with the combined company following the merger. Pursuant to a letter agreement dated July 28, 2006 between WestPark Capital, Inc. (“WestPark”) and Vicor, the combined company will issue to WestPark 1.6143% of the fully diluted shares of the combined company immediately after the effective time of the merger. In addition, pursuant to the merger agreement, the Company’s existing stockholders, some of whom are affiliates of WestPark will receive rights to require the combined company to file a registration statement to register the resale of the shares of the combined company held by them and WestPark.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2006, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Registrant.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended December 31, 2006:

Name	Age	Position	Term

Richard A. Rappaport	47	President and Director	May 26, 2005 thru Present
Anthony C. Pintsopoulos	51	Secretary, Chief Financial Officer and Director	May 26, 2005 thru Present

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Richard A. Rappaport, President and Director, is the founder of WestPark Capital, Inc. and has been its Chief Executive Officer since September 1999. WestPark Capital, Inc. is a full service investment banking and securities brokerage firm, which serves the needs of both private and public companies worldwide, as well as individual and institutional investors. From April 1995 through September 1999, Mr. Rappaport was director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport also serves as President and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 5, Inc., SRKP 10, Inc., SRKP 11, Inc., SRKP 12, Inc. and SRKP 14, Inc., all of which are publicly-reporting, blank check and non-trading shell companies. Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and an M.B.A. in 1986 from the University of California at Los Angeles.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and a Director, is the President and Chief Financial Officer at WestPark Capital, Inc. Prior to joining WestPark Capital, Mr. Pintsopoulos was Chief Financial Officer and acting Chief Operating Officer at Joseph, Charles & Associates (JCA) a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as Chief Financial Officer, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand Boston, Massachusetts. Also he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, he has worked with both public and private entities in all phases of business development. Mr. Pintsopoulos also serves as Chief Financial Officer, Secretary and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 5, Inc., SRKP 10, Inc., SRKP 11, Inc., SRKP 12, Inc. and SRKP 14, Inc., all of which are publicly-reporting, blank check and non-trading shell companies. He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2006 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our officers serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal years ended December 31, 2006 and December 31, 2005.

Name and Position	Year	Total Compensation

Richard A. Rappaport, President	2006	None
	2005	None

Director Compensation

Since inception, none of our directors have received any compensation for their services rendered to the Company. Our directors have both agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations after consummation of a merger, acquisition or business combination. Further, our directors are not accruing any compensation pursuant to any agreement with us. The Company reimburses directors for expenses in attending board meetings. During the year ended December 31, 2006, no director expenses were reimbursed.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 19, 2007 regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Debbie Schwartzberg 800 5th Avenue New York, New York 10021	1,039,500	38.5%
Richard Rappaport (1) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	1,039,500	38.5%
Anthony C. Pintsopoulos (2) c/o SRKP 6, Inc. 210 South Federal Highway, Suite 205 Deerfield Beach, FL 33441	243,000	9%
Tom Poletti 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	243,000	9%
Glenn Krinsky 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	135,000	5%
All Directors and Officers as a Group (2 individuals)	1,282,500	47.5%

(1)	Richard Rappaport is President and Director of the Company.
(2)	Anthony C. Pintsopoulos is Secretary, Chief Financial Officer and Director of the Company.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*2.1	Agreement and Plan of Merger dated July 28, 2006 among SRKP 6, Inc., Vicor Technologies, Inc. and Vicor Acquisition Corp.

**2.2	Amendment to the Agreement and Plan of Merger, dated as of December 6, 2006

***3.1	Certificate of Incorporation

***3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2006, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on December 13, 2006, and incorporated herein by this reference.

***	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 3, 2005, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

AJ. Robbins, P.C. (“AJ. Robbins”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $4,750 for fiscal year ended December 31, 2005 and $7,000 for fiscal year ended December 31, 2006.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2005 and December 31, 2006.

Tax Fees

The aggregate fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were $1,000 for each of the fiscal years ended December 31, 2005 and December 31, 2006. These fees were incurred for the preparation of the Company’s tax returns.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal years ended December 31, 2005 and December 31, 2006.

Pre-Approval Policy

We do not maintain an audit committee. Our Board as a whole pre-approves all services provided by AJ. Robbins and has concluded that such services are compatible with AJ. Robbins’ independence as our auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 6, INC.

Dated: March 19, 2007	By:	/s/ Richard A. Rappaport
Name: Richard A. Rappaport
Title: President and Director

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Anthony C. Pintsopoulos	Secretary, Chief Financial Officer and Director	March 19, 2007
Anthony C. Pintsopoulos