Form 10QSB
period 2007-03-31
Vicor Technologies, Inc.
filed 2007-05-15
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 0-51475

VICOR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2903491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2300 NW Corporate Boulevard, Suite 123, Boca Raton, Florida	33431
(Address of principal executive office)	(Zip Code)

                        (561) 995-7313
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2007, 25,527,739 shares of the Registrant’s Common Stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Form (Check one):    Yes         No

VICOR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB for the Period Ended March 31, 2007

– TABLE OF CONTENTS –

		Page
PART I – Financial Information
Item 1.	Condensed Consolidated Financial Statements (unaudited):	1
	Condensed Consolidated Balance Sheets – December 31, 2006 and March 31, 2007 (unaudited)	2
	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2006 and 2007 and the periods from August 4, 2000 (inception) through March 31, 2006 and 2007.	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2007 and the periods from August 4, 2000 (inception) through March 31, 2006 and 2007.	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Plan of Operation	13
Item 3.	Controls and Procedures	18
PART II – Other Information		18
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	19
Signatures		20

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

This Quarterly Report on Form 10-QSB contains ‘‘forward-looking statements.’’ These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words ‘‘may,’’ ‘‘could,’’ ‘‘should,’’ ‘‘would,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘target,’’ ‘‘goal,’’ and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

Our ability to achieve our financial objectives could be aversely affected by the factors discussed in detail in Part I, Item 2., ‘‘Plan of Operation,’’ and the section entitled ‘‘Risk Factors’’ in the Registration Statement on Form SB-2 filed on May 14, 2007, as well as

•	our ability to realize the benefits of our recent merger;

•	our ability to establish a trading market for the shares of our common stock;

•	our ability to continue to receive financing sufficient to complete critical clinical trials;

•	the impact of competitive products and pricing;

•	our ability to receive FDA approval and foreign regulatory approval of our products;

•	general market conditions in the medical device and pharmaceutical industries;

•	changes in accounting principles, policies, practices or guidelines;

•	other risks described from time to time in our filings with the SEC; and

•	our ability to manage the risks involved in the foregoing.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As OF DECEMBER 31, 2006 AND MARCH 31, 2007
(UNAUDITED)

	December 31, 2006	March 31, 2007
ASSETS
Current Assets:
Cash	$301,000	$182,000
Accounts Receivable	8,000	—
Prepaid expenses	103,000	85,000
Total current assets	412,000	267,000
Furniture and fixtures, net of accumulated depreciation of $60,000 and $62,000 at December 31, 2006 and March 31, 2007, respectively	13,000	11,000
Other Assets:
Deposits	12,000	12,000
Intellectual Property, net of accumulated amortization of $111,000 and $120,000 at December 31, 2006 and March 31, 2007, respectively	392,000	382,000
Deferred Financing Costs	161,000	—
	$990,000	$672,000
LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$1,188,000	$1,561,000
Notes payable – Colonial Bank	—	200,000
Notes payable – 12% convertible promissory bridge notes	375,000	—
Notes payable – 12% promissory notes	215,000	160,000
Notes payable – 15% promissory notes	69,000	252,000
Due to related parties	425,000	425,000
Accrued dividends payable	137,000	149,000
Total current liabilities	2,409,000	2,747,000
Long-term Debt:
Notes payable – 10% Convertible promissory notes	610,000	610,000
Notes payable – 12% Convertible promissory notes	1,474,000	1,499,000
Total long-term debt	2,084,000	2,109,000
Commitments and Contingencies (See Note 6)
Net Capital Deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, 157,592 shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,266,992 and 25,527,739 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	2,000	3,000
Additional paid-in capital	29,585,000	30,911,000
Subscription notes receivable	(398,000)	—
Deficit accumulated during the development stage	(32,692,000)	(35,098,000)
Total net capital deficiency	(3,503,000)	(4,184,000)
	$990,000	$672,000

See accompanying notes.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007 AND
FROM AUGUST 4, 2000 (INCEPTION) TO MARCH 31, 2006 AND 2007
(UNAUDITED)

	Three months ended March 31,		Inception to March 31,
	2006	2007	2006	2007
Revenues	$7,000	$12,000	$817,000	$844,000
Operating expenses
Research and development	172,000	738,000	11,610,000	13,050,000
Selling, general and administrative	405,000	804,000	17,288,000	20,413,000
Depreciation and Amortization	11,000	11,000	157,000	209,000
Interest	26,000	853,000	344,000	2,121,000
Total operating expenses	614,000	2,406,000	29,399,000	35,793,000
Loss before dividend	(607,000)	(2,394,000)	(28,582,000)	(34,949,000)
Dividend related to Series A preferred stock	11,000	12,000	(101,000)	(149,000)
Net loss applicable to common stock	$(618,000)	$(2,406,000)	$(28,683,000)	$(35,098,000)
Net loss per common share – basic and diluted	$(0.04)	$(0.15)
Weighted average number of common shares outstanding	14,709,112	16,043,713

See accompanying notes.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007

	Three months ended March 31,
	2006	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(607,000)	$(2,394,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,000	673,000
Merger related costs	—	161,000
Equity-based compensation	81,000	706,000
Changes in assets and liabilities
Accounts receivable	4,000	(9,000)
Prepaid expenses and other assets	(19,000)	—
Accounts payable and accrued expenses	(25,000)	373,000
Net cash used in operating activities	(555,000)	(490,000)
Cash flows used in investing activities:
Purchase of furniture and fixtures	(2,000)	—
Net cash used in investing activities	(2,000)	—
Cash flows from financing activities:
Due to related parties	(20,000)	—
Retirement of promissory notes	—	(30,000)
Proceeds from bank loans	—	200,000
Net proceeds from sale of notes	642,000	200,000
Net proceeds from sale of common stock	—	1,000
Net cash provided by financing activities	622,000	371,000
Net increase (decrease) in cash	65,000	(119,000)
Cash at beginning period	358,000	301,000
Cash at end of period	$423,000	$182,000

Supplemental Cash Flow Information:
Note receivable for issuance of common stock	—	$(415,000)
Beneficial conversion feature for promissory notes	—	$(537,000)
Warrants issued in connection with 15% promissory notes	—	$122,000
Cash paid for interest expense	$26,000	$90,000
Accrued equity-based compensation	—	$375,000
Accrued dividends	$12,000	$12,000

See accompanying notes.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 4, 2000 (INCEPTION) TO MARCH 31, 2006 AND MARCH 31, 2007

	Period from August 4, 2000 (inception) to March 31,
	2006	2007
	(unaudited)
Cash flows from operating activities:
Net loss	$(28,582,000)	$(34,949,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	157,000	1,308,000
Gain from sale of assets	(3,000)	(3,000)
Beneficial conversion feature of notes payable	201,000	201,000
Contributed research and development services	95,000	95,000
Merger related costs	—	161,000
Equity-based compensation	15,981,000	17,167,000
Changes in assets and liabilities:
Accounts receivable	—	(17,000)
Prepaid expense and other assets	(63,000)	(158,000)
Accounts payable and accrued expenses	120,000	1,340,000
Net cash used in operating activities	(12,094,000)	(14,855,000)
Cash flows used in investing activities:
Purchase of Intellectual Property	(237,000)	(237,000)
Net proceeds from sale of equipment	59,000	59,000
Purchase of furniture and fixtures	(144,000)	(154,000)
Net cash used in investing activities	(322,000)	(332,000)
Cash flows from financing activities:
Net proceeds from sale of preferred stock	448,000	448,000
Due to related parties	316,000	315,000
Retirement of promissory notes	—	(30,000)
Proceeds from bank loans	—	200,000
Net proceeds from sale of notes	1,252,000	3,611,000
Net proceeds from sale of common stock	10,823,000	10,825,000
Net cash provided by financing activities	12,839,000	15,369,000
Net increase in cash	423,000	182,000
Cash at beginning period	—	—
Cash at end of period	$423,000	$182,000

Supplemental Cash Flow Information:
Note receivable for issuance of common stock	—	$(733,000)
Repurchase of common stock for cancellation of subscription note receivable	$750,000	$750,000
Contributed research and development	$95,000	$95,000
Increase in due to related party for acquisition of intellectual property	$200,000	$200,000
Beneficial conversion feature for promissory notes	—	$912,000
Warrants issued in connection with 15% promissory notes	—	$261,000
Cash paid for interest expense	$126,000	$350,000
Accrued equity-based compensation	—	$375,000
Accrued dividends	$90,000	$149,000

See accompanying notes.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Organization

The Company was incorporated in the State of Delaware on May 24, 2005 as SRKP 6, Inc. (‘‘SRKP’’). On August 3, 2005, the Company filed a registration statement on Form 10-SB, which was subsequently amended on August 29, 2005, to register its common stock under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). The registration statement became effective on October 3, 2005, after which time the Company became a reporting company under the Exchange Act. The Company was formed to pursue a business combination with one or more operating companies. Since its inception, the Company was engaged in organizational activities, efforts to obtain initial financing, and the businesses of identifying, evaluating, and investigating other companies or businesses to acquire or with which to merge.

From May 2005 through March 2007, the Company existed as a public ‘‘shell’’ company with nominal assets whose sole business was to identify, evaluate and investigate companies to acquire or with which to merge.

On March 30, 2007, the Company acquired Vicor Technologies, Inc., a Delaware corporation (‘‘Old Vicor’’) through the merger of Old Vicor with a wholly-owned subsidiary that the Company formed for the purpose of facilitating this transaction (the ‘‘Merger’’). Old Vicor commenced operations in August 2000. Upon the closing of the Merger on March 30, 2007, Old Vicor became the Company’s wholly-owned subsidiary. Effective March 31, 2007, the Company merged Old Vicor into itself pursuant to a short form merger (‘‘Short Form Merger’’). In connection with the Short Form Merger, the Company changed its name to Vicor Technologies, Inc. At the closing, each outstanding share of Old Vicor common stock was cancelled and extinguished and automatically converted into the right to receive two shares of the common stock upon surrender of the certificate representing such shares of Old Vicor common stock in the manner provided in the Company’s merger agreement with Old Vicor. The Company also assumed all outstanding options and warrants to purchase Old Vicor common stock which were not exercised, cancelled, exchanged, terminated, or expired. Upon the consummation of the Merger, the Company was obligated to issue an aggregate of 22,993,723 shares of its common stock to Old Vicor’s former common stockholders and 157,592 shares of its Series A 8.0% Convertible Cumulative Preferred Stock (‘‘Preferred Stock’’) to Old Vicor’s former preferred stockholders. In addition, all securities convertible or exercisable into shares of Old Vicor’s capital stock outstanding immediately prior to the Merger (excluding Old Vicor’s preferred stock and convertible debt) were cancelled, and the holders thereof received similar securities for the purchase of an aggregate of 800,250 shares of the Company’s common stock. Old Vicor’s former stockholders now own, on a fully-diluted basis, approximately 90% of the outstanding shares of the Company’s common stock.

The Company has two wholly-owned subsidiaries, Non-Linear Medicine, Inc. (‘‘NMI’’) and Stasys Technologies, Inc. (‘‘STI’’). Vicor has no operations independent of its wholly-owned subsidiaries. NMI owns all of Vicor’s intellectual property related to Vicor’s diagnostic products. STI owns all of Vicor’s intellectual property related to Vicor’s therapeutic products.

Upon consummation of the Merger, approximately 93% of Old Vicor’s stockholders agreed to refrain from transferring, selling or assigning their shares of the Company’s common stock for a period of at least one year after the effective time of the Merger without the written consent of WestPark Capital, Inc. (‘‘WestPark’’).

The Merger was accounted for as a reverse acquisition, to be applied as an equity recapitalization in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, SRKP is treated as the ‘‘acquired’’ company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger has been treated as the equivalent of Old Vicor issuing stock for the net monetary assets of SRKP, accompanied by a recapitalization. The net monetary assets of SRKP have been stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS, continued

recorded. The accumulated deficit of Old Vicor has been carried forward after the Merger. Operations prior to the Merger will be those of Old Vicor.

In addition, pursuant to its agreement with WestPark Capital, Vicor will issue 435,861 shares of its common stock to WestPark Capital as consideration for its assistance to Vicor in arranging the merger and will pay a consulting fee to WestPark Capital of $3,000 per month for six months following the completion of the merger. The cost of these shares ($361,765) has been recorded in March 2007 as an expense of the merger and the corresponding liability for these shares has been included in Accounts Payable.

All share and per share amounts have been restated to reflect the recapitalization.

Nature of the Business

Vicor Technologies, Inc. is a development-stage biotechnology company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company’s diagnostic products are based on the Company’s patented PD2i algorithm, which is used to predict future pathological events, specifically but not limited to, fatal cardiac arrhythmic death, Alzheimer’s Disease and a number of other high profile diagnostic indications. Vicor’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation. The Company is in the regulatory process of obtaining 510(k) clearance from the Food and Drug Administration (‘‘FDA’’) for the Vicor PD2i Cardiac Analyzer at which time marketing efforts will commence. The Company’s primary efforts at obtaining 510(k) clearance will consist of the execution of a pivotal clinical trial ‘‘Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients.’’ (the ‘‘VITAL Trial’’) to be coordinated with Harvard Clinical Research Institute. The VITAL Trial is expected to be completed within 18-20 months following its initiation at which time the Company’s 510(k) will be filed with the FDA (see Note 6). It is anticipated that the Company will seek CE Mark clearance for the Analyzer and begin marketing in Europe in 2007.

The Company is subject to all the risks inherent in an early stage company in the biotechnology industry as outlined below.

The biotechnology industry is subject to rapid and technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, medical device manufacturers, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company’s technology and products obsolete and non-competitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company’s competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining FDA and other regulatory approvals on products for use in health care. The Company is aware of various products under development or manufactured by competitors, which may use therapeutic approaches that compete directly with certain of the Company’s product candidates.

The Company has limited experience in conducting and managing pre-clinical testing necessary to enter clinical trials required to obtain government approvals and has limited experience in conducting clinical trials. Accordingly, the Company’s competitors may succeed in obtaining FDA approval for products more rapidly than the Company, which could adversely affect the Company’s ability to further develop and market its products. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no experience.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS, continued

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand.

The information presented as of March 31, 2006 and 2007 and for the three months then ended has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2006 and 2007 and the consolidated results of its operations and its consolidated cash flows and net capital deficiency for the three months then ended. The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results for the full year.

The Company’s financial statements as of and for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $2,406,000 for the three months ended March 31, 2007 and had an accumulated deficit of $35,098,000 as of March 31, 2007. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. The Company’s working capital at March 31, 2007 will not be sufficient to meet such objectives.

Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy (see Note 6). The Company believes that the amount of capital generated by this plan will be sufficient to permit execution of the VITAL Trial and provide sufficient working capital for the next 24-30 months.

However, no assurances can be given that the Company will be successful in raising additional capital or entering into business alliances. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, its operating business, financial condition, cash flows and results of operations will be materially and adversely affected.

NOTE 2 — Summary of Significant Accounting Policies

Revenue Recognition

As a development-stage enterprise, the Company has no significant operating revenues and cannot expect operating revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of the Company’s products for which approval is being sought. The Company obtained Phase I and II Small Business Innovation Research (‘‘SBIR’’) Grants in 2003-2005 amounting to a total of $850,000. The funds received were utilized to develop software for the PD2i Cardiac Analyzer ($100,000) and to conduct a study of 600 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the grant was to test and establish ‘‘good medical practice’’ through wide experimental use of the Analyzer at different emergency room sites with high risk patients.

The funds received for this Grant have been treated as revenues by the Company in its consolidated financial statements and were recorded when costs to perform such research and

NOTE 2 — Summary of Significant Accounting Policies, continued

development activities were incurred. During each of the two years ended December 31, 2005 and 2006, the revenues from the National Institutes of Health, a United States Government Agency, accounted for $214,000 and $22,000 of total consolidated revenues, respectively. Additional future revenues, originating from the National Institutes of Health, if any, are subject to possible future changes in government funding levels.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

NOTE 3 — DEBT

10% Convertible Promissory Notes

During the period from April 1, 2004 through June 30, 2004 the Company sold $610,000 of 10% unsecured Convertible Promissory Notes (the ‘‘2004 Notes’’). The 2004 Notes mature 12 months from the date of issue, bear interest at 10% per annum and are convertible anytime at the purchaser’s option into shares of common stock of the Company at a conversion price of $2.25 per share (271,112 shares)(see below). The 2004 Notes are callable for redemption by the Company at its option after six months from the date of issue at a redemption price equal to the face value of the note plus accrued interest. Thus, purchasers will have the option of receiving their principal plus accrued and unpaid interest back or converting the Notes plus accrued and unpaid interest into additional shares of common stock in the Company. These 2004 Notes include a beneficial conversion feature (based on a conversion price of $2.25 per share and a fair market value of $2.50 per share on the date of issuance) which was valued at $201,000 and recorded as interest expense during the year ended December 31, 2004.

During 2005, on the anniversary date of the issuance of the 2004 Notes, the Company paid the accrued interest on the 2004 Notes and negotiated an 18 month extension of maturity with each of the purchasers. Each purchaser received warrants to purchase additional shares of the Company’s common stock as an inducement to extend the maturity date. Consequently, the Company issued a total of 27,106 warrants to the holders allowing them to purchase additional shares for a period of three years at a purchase price of $2.25 per share. The fair market value of the warrants amounted to approximately $17,000 and was accounted for as additional interest expense in 2005.

In October 2006, the Company received commitments from all the holders of the 2004 Notes to extend the maturity of the Notes through June 2008. In exchange for the extension of the maturity date of the 2004 Notes, effective November 1, 2006, the Company will increase the interest rate of the 2004 Notes to 12% per annum and make interest payments on a monthly basis. In addition, each holder of the 2004 Notes will be issued additional shares of common stock. The value of the shares of the common stock each 2004 Note holder is to receive is equal to 18 month’s interest on the outstanding principal balance of the 2004 Note, calculated at 12% per annum, which equates to cumulative value of approximately $109,000 which has been accounted for as prepaid interest expense and will be amortized over the term of the extension. The valuation of these shares is $2.50 per share. Accordingly, the 2004 Notes have been classified as Long-Term Debt in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007.

12% Convertible Bridge Promissory Notes

During the period from January 1, 2006 through September 30, 2006, the Company sold $1,689,000 of 12% Convertible Bridge Promissory Notes (the ‘‘Bridge Notes’’) to certain of its existing

NOTE 3 — DEBT, continued

stockholders, including $10,000 Bridge Notes to each of its directors. The Bridge Notes are due 12 months from the date of issue, bear interest at 12% per annum with interest payable monthly.

The Bridge Notes are convertible at the holder’s option into shares of common stock of the Company at a conversion price equal to 50% below the price at which common stock is first offered to the public in a registered equity offering. These Bridge Notes include a beneficial conversion feature which will be valued at the time of conversion at which time the Company will record additional interest expense.

During December 2006 and January 2007, the Company negotiated extensions of maturity with holders of $1,474,000 of the Bridge Notes. In exchange for an extension of maturity to June 30, 2008, the Company: a) paid additional interest in cash in the amount equal to one month’s interest, and b) issued additional shares of common stock equal to interest on the outstanding principal balance of the Bridge Notes, calculated at 12% per annum, over the extended term of the Bridge Notes. The Company issued in January 2007 a total of 93,948 shares of common stock or $235,000 (calculated at $2.50 per share) which has been accounted for as additional interest expense in December 2006. Accordingly, the Bridge Notes for which extensions have been received have been classified as Long-Term Debt in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2006 and March 31, 2007.

On July 7, 2006, the Company commenced an offering of up to $900,000 of 12% Convertible Promissory Notes (the ‘‘Promissory Notes’’) through WestPark (subject to a 20% over-allotment provision). The Promissory Notes mature on July 31, 2007, bear interest at 12% per annum and were subject to automatic conversion into shares of the Company’s common stock upon the effectiveness of the Form S-4 Registration Statement that was filed on December 6, 2006 in connection with the Merger.

These Promissory Notes include a beneficial conversion feature of $1.67 per share. The Company sold $912,000 of the Promissory Notes. The beneficial conversion feature associated with these Promissory Notes ($912,000) has been reflected as a reduction of the Promissory Notes with the offsetting credit as an increase in additional paid-in capital and the related deferred financing fees ($153,000) have been recorded as an asset and are being amortized over the estimated outstanding term of the Promissory Notes. Amortization expense for the year ended December 31, 2006 related to the beneficial conversion feature was $376,000 and has been accounted for as additional interest expense.

The Promissory Notes automatically converted into 1,137,638 shares of common stock on February 2, 2007 based on a conversion price of $0.83 per share, at which time the remaining unamortized beneficial conversion feature and deferred financing fees were charged to expense. Total expense allotted for these two items in the three months ended March 31, 2007 was $632,000.

15% Promissory Notes

On December 20, 2006, the Company sold a $200,000 15% Promissory Note (‘‘15% Note’’). This 15% Note bears interest at a rate of 15% per annum with interest payable monthly, matures on June 30, 2007, and is callable by the Company at any time after two months from issuance.

The 15% Note also includes a warrant to purchase $100,000 of common stock of the Company for a period of five years at an exercise price of $1.25 per share. The fair value for this warrant was estimated at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.99%; dividend yield of 0%; fair market value of $2.50; a weighted average expected warrant life of four years and a minimal volatility factor since the Company’s stock is not yet actively traded on an established public market. The value of the warrant so determined ($139,000) has been reflected as a reduction of the 15% Note with the offsetting credit as an increase in additional paid-in capital. The discount is being amortized over the estimated outstanding term of the 15% Note as additional interest expense. Amortization expense for the three months ended March 31, 2007 related to this discount amounted to $66,000.

NOTE 3 — DEBT, continued

On January 20 and March 14, 2007, the Company sold two additional $100,000 15% Promissory Notes. These 15% Notes bear interest at a rate of 15% per annum with interest payable monthly, mature on June 30, 2007, and are callable by the Company at any time after two months from issuance. The 15% Notes also each include a warrant to purchase $50,000 of common stock of the Company for a period of five years at an exercise price of $1.25 per share.

The fair value for this warrant was estimated at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.24%; dividend yield of 0%; fair market value of $2.50; a weighted average expected warrant life of four years and a minimal volatility factor since the Company’s stock is not yet actively traded on an established public market. The value of the warrants so determined ($122,000) will be reflected as a reduction of the 15% Notes with the offsetting credit as an increase in additional paid-in capital. The discount will be amortized over the estimated outstanding term of the 15% Notes as additional interest expense which amounted to $40,000 in the three months ended March 31, 2007.

Bank Loans

On February 26, 2007, the Company borrowed $200,000 from Colonial Bank, N.A. (‘‘Colonial Bank’’) on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from the Company’s Chief Executive and Financial Officer David H. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 291 shares of the Company’s common stock (subject to adjustment after the commencement of trading or quotation of the Company’s common stock) as consideration to Mr. Fater for providing the standby collateral.

On April 30, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.13%. As a condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 146 shares of the Company’s common stock (subject to adjustment after the commencement of trading or quotation of the Company’s common stock) as additional consideration to Mr. Fater for providing the standby collateral.

NOTE 4 — OUTSTANDING STOCK PURCHASE WARRANTS

In connection with the Merger (See Note 1), a substantial portion of the holders of the outstanding stock purchase warrants and options elected to exercise their options and warrants in accordance with the cashless exercise program approved by the stockholders at the Annual Meeting on February 20, 2007. At March 31, 2007, 800,250 warrants remain outstanding (all of which are exercisable) with a weighted average exercise price of $2.32.

NOTE 5 — RELATED PARTY TRANSACTIONS

As described in Note 3, on February 26, 2007, the Company borrowed $200,000 from Colonial Bank, N.A. on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the

NOTE 5 — RELATED PARTY TRANSACTIONS, continued

Certificate of Deposit as an offset to the Company’s interest expense and (iii) the monthly issuance of 291 shares of the Company’s common stock (subject to adjustment after the commencement of trading or quotation of our common stock) as additional consideration to Mr. Fater for providing the standby collateral.

As described in Note 3, on April 30, the Company borrowed $100,000 from Colonial Bank N.A. on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.13%. As a condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense and (iii) the monthly issuance of 146 shares of the Company’s common stock (subject to adjustment after the commencement of trading or quotation of the Company’s common stock) as additional consideration to Mr. Fater for providing the standby collateral.

Additionally, on January 1, 2007, the Company entered into a Service Agreement (‘‘Service Agreement’’) with ALDA & Associates International, Inc. (‘‘ALDA’’), a consulting company owned and controlled by Mr. Fater, whereby three of the Company’s employees became employees of ALDA under a Professional Employer Organization (PEO) arrangement. The Service Agreement, which is a cost reimbursement only contract, provides for our reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company may be from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company’s consolidated financial statements.

In August 2006, the Company initiated the VITAL Trial to be coordinated by the Harvard Clinical Research Institute. The VITAL Trial will be conducted for the PD2i Cardiac Analyzer at approximately 30 sites and will take approximately 18-20 months to complete. The results of this Trial will be submitted to the FDA as part of the Company’s 510(k) process to obtain FDA clearance to market the PD2i Cardiac Analyzer. The study will cost approximately $4,500,000 for which the Company is committed to make initial payments of approximately $1,000,000 with monthly payments thereafter over this 18-20-month period.

The Company is executing its plan to secure additional capital through a multi-part funding strategy consisting of:

a)    The Merger completed on March 30, 2007.

b)	The offering of additional debt and equity securities such as the 15% Notes and the Bank Loan.

c)	The sale of additional equity and/or debt securities in 2007. The Company believes that the capital generated by this plan will be sufficient to permit execution of the VITAL Trial and provide sufficient working capital for the next 24-30 months.

Item 2.    Plan of Operation.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, including this MD&A section, contains ‘‘forward-looking statements.’’ These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words ‘‘may,’’ ‘‘could,’’ ‘‘should,’’ ‘‘would,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘target,’’ ‘‘goal,’’ and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and and the section entitled ‘‘Risk Factors’’ in the Registration Statement on Form SB-2 filed on May 14, 2007, and in our other filings made from time to time with the SEC after the date of this report.

However, other factors besides those listed above, in our Quarterly Report or in our Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

As a development-stage enterprise, we have no revenues and cannot expect revenues until the U.S. Food and Drug Administration (‘‘FDA’’) or European Union (‘‘CE Mark’’) clearance is obtained for one or more of our products for which approval is being sought. We obtained Phase I and II Small Business Innovation Research (‘‘SBIR’’) Grants in 2003-2005 amounting to a total of $850,000. The funds were utilized to develop software for the PD2i Cardiac Analyzer (the ‘‘Analyzer’’) ($100,000) and to conduct a study of 600 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the grant was to test and establish ‘‘good medical practice’’ through wide experimental use of the Analyzer at different emergency room sites with high risk patients. Follow-up for these patients has been completed and data analysis is in process. We treated the funds received for this grant as revenues in our consolidated financial statements.

At March 31, 2006 and 2007, our cash balance was $423,000 and $182,000, respectively. From January 1, 2006 to December 31, 2006, we sold approximately $1.7 million of 12% Convertible Bridge Promissory Notes and $912,000 of the 12% convertible promissory notes (discussed below). Additionally, through March 31, 2007, we sold $400,000 of our 15% Promissory Notes and obtained two bank loans aggregating $300,000 which will provide us with sufficient funds through May 2007. Our Plan of Operation consists of:

1.	Continuing our pivotal clinical trial to seek FDA clearance for the Analyzer which commenced in August 2006 with expenditures of $247,000. The trial, named ‘‘Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients’’ (the ‘‘VITAL Trial’’), will provide the data for our 510(k) pre-market submission made to the FDA to demonstrate that the device is at least as safe and effective as a legally marketed device. When the VITAL Trial is fully initiated, we expect to have expended approximately $1,000,000 for the costs and expenses involved in initiating the VITAL Trial and to incur ongoing payments of approximately $125,000 per month.

2.	Raising additional capital of $6,000,000 to $10,000,000 through the private placement of equity securities to provide sufficient funds for the continuation of the VITAL Trial and working capital. We believe this amount of capital should provide us with funds that would carry us through a 24 month period and completion of the VITAL Trial.

3.	Raising additional capital of approximately $12,000,000 to $15,000,000 through a registered equity offering to be underwritten by Capital Growth Financial, LLC, which should provide additional funding for us to launch the marketing of the Analyzer.

4.	Seeking CE Mark clearance in Europe so that marketing can commence in late 2007 which we believe will permit the generation of revenue in advance of United States revenue generation.

5.	Maintaining our selling, general and administrative expenses at approximately $125,000 – $150,000 per month adjusted for the increased costs associated with becoming a public reporting company.

However, we may not be successful in raising additional capital. Further, assuming that we raise additional funds, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Results of Operations

The following table sets forth the amounts of expenses and percentages of total represented by certain items reflected in our consolidated statements of operations for each of the three months ended March 31, 2006 and 2007.

	Three months ended March 31,
	2006		2007
	$	%	$	%
Research grants & interest Income	$7,000	1.1%	$12,000	0.5%
Costs and expenses:
Research and development	197,000	32.1%	738,000	30.7%
Selling, general & administrative	380,000	61.9%	804,000	33.4%
Depreciation and amortization	11,000	1.8%	11,000	0.5%
Interest expense	26,000	4.2%	853,000	35.5%
	614,000	100.0%	2,046,000	100.0%
Loss before income taxes	(607,000)	(98.9%)	(2,394,000)	(99.5%)
Income taxes	—		—
Net loss	(607,000)	(98.9%)	(2,394,000)	(99.5%)
Dividend related to Series A preferred stock	(11,000)	(1.8%)	(12,000)	(0.5%)
Net loss applicable to common stock	$(618,000)	(100.7%)	$(2,406,000)	(100.0%)

Three months ended March 31, 2006 Compared to the three months ended March 31, 2007

Research and Development

For the three months ended March 31, 2007, research and development costs amounted to $738,000, or 30.7% of total expenses, compared to $197,000, or 32.1% of total expenses, for the three months ended March 31, 2006. During 2007, Vicor incurred $200,000 of costs related to the VITAL Trial, which will extend into 2008. The balance of research and development costs in 2007 related to salaries and overhead.

The increase in 2007 was attributable to the costs related to the VITAL Trial of $200,000 for the period ended March 31, 2007 as compared to $17,000 for the period ended March 31, 2006. The results of the VITAL Trial will serve as the basis for Vicor’s 510(k) filing with the FDA upon completion of the trial. The VITAL Trial is expected to cost in approximately $4,500,000 of which $362,000 was incurred in 2006 with the remainder expected to be substantially incurred in 2007 and 2008.

Selling, General and Administrative

For the three months ended March 31, 2007, selling, general and administrative costs amounted to $804,000, or 33.4% of total expenses, compared to $380,000, or 61.9% of total expenses, for the three months ended March 31, 2006. For the three months ended March 31, 2007 the $424,000 increase in total selling, general and administrative costs was principally related to the costs incurred in connection with the Merger.

Interest Expense

For the period ended March 31, 2007, interest costs amounted to $853,000, or 35.5% of total expenses, compared to $26,000, or 4.2% of total expenses, for the period ended March 31, 2006. For the period ended March 31, 2007 the increase of $827,000 is due to (a) an increase of $537,000 in 2007 due to the amortization of the beneficial conversion feature and deferred financing fees related to the 12% convertible promissory notes, (b) an increase of $64,000 in 2007 due to the 12% convertible promissory notes sold late in 2006, (c) an increase of $105,000 in 2007 due to the amortization of the financing fee of the 15% convertible promissory notes, (d) an increase of $94,000 due to amortizing the financing fees of the 12% convertible bridge promissory note holders for the notes sold by WestPark Capital in 2006, (e) an increase of $18,000 due to the amortization of prepaid interest related to the 10% notes, and (f) an increase of the rate of interest from 10% to 12% on the 10%, $610,000 notes.

While Vicor’s basic expenditures (excluding the costs of the VITAL Trial) are expected to approximate $125,000 – 150,000 per month, Vicor anticipates that its selling, general and administrative costs may increase further in connection with it becoming a publicly-traded company.

Equity-Based Compensation

Equity-based compensation historically has consisted of non-cash compensation expense related to the granting of stock options and warrants to employees, consultants and certain vendors with exercise prices below fair market value. For the three months ended March 31 2007, equity-based compensation in total amounted to $706,000, compared to $81,000 for the three months ended March 31, 2006.

The increase of $625,000 in 2007 was due to (a) the issuance of $195,000 of stock to the 78 members of Vicor’s National Cardiac Panel pursuant to their consulting contracts and (b) increased compensation related to the Scientific Advisory Board.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and are seeking to raise capital with which to execute our business plan and commercialize our products.

Going Concern

We have prepared our financial statements for the three months ended March 31, 2006 and 2007 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $618,000 for the three months ended March 31, 2006 and had an accumulated deficit of $28,683,000 at March 31, 2006. We incurred a net loss of $2,406,000 for the three months ended March 31, 2007 and had an accumulated deficit of $35,098,000 at March 31, 2007. We expect to incur substantial expenditures to further the commercial development of our products. Our working capital at March 31, 2007 will not be sufficient to meet such objectives. Management recognizes that we must generate additional resources to successfully commercialize our products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of our products as well as other business transactions to assure continuation of our development and operations.

We raised approximately $11,200,000 since our inception in 2000 in a series of private placements of our common stock. In addition, in 2003, we sold $500,000 of Series A Convertible Preferred Stock to a private venture fund. For additional capital, we sold $610,000 of 10% Convertible Promissory Notes to certain stockholders in 2004, and $2,801,000 of 12% Convertible Promissory Notes for the year ended December 31, 2006.

In January and March 2007, we sold two $100,000 15% promissory notes to a single strategic investor pursuant to Rule 506. Each of these two notes bears interest at a rate of 15% per annum with interest payable monthly, matures in July 2007, and is callable by us at any time after two months from issuance. Each of these two notes also includes a warrant to purchase $50,000 of our common stock for a period of five years at an exercise price of $2.50 per share.

We project that our research expenditures for the years 2007 will exceed $5,000,000, a substantial portion of which ($4,500,000) will be for the VITAL Trial to be conducted at the Harvard Clinical Research Institute which will serve as the basis for our 510(k) by which we expect to obtain FDA clearance for the Analyzer. Management believes such clearance will allow us to commence marketing and generate revenues. Additionally, we expect to conduct other research related to the PD2i Analyzer as well as the drug discovery platform. We also expect to incur selling, general and administrative expenses in connection with day-to-day operations and the prosecution of our patent portfolio.

Holders of our Preferred Stock will be entitled to cumulative cash dividends at an annual rate of 8% ($0.26 per share). Dividends will accrue and compound annually until paid in full, or, at the option of the holders of Preferred Stock, converted into additional shares of Preferred Stock.

At March 31, 2007, we had a working capital deficiency of $2,480,000 and $182,000 in cash and cash equivalents. Our working capital is not sufficient to meet its objectives. Management recognizes that we must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity and debt securities. Our financing strategy includes:

1.	Raising additional capital of approximately $6,000,000 to $10,000,000 through the private placement of equity securities to provide sufficient funds for the continuation of the VITAL Trial and working capital. We believe this amount of capital should provide us with funds that would carry us through a 24-month period and completion of the VITAL Trial.

2.	Raising additional capital of approximately $12,000,000 to $15,000,000 through a registered equity offering to be underwritten by Capital Growth Financial, LLC. which should provide additional funding for us to launch the marketing of the Analyzer.

However, we may not be successful in raising additional capital. Further, even if we raise additional funds, we may not achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an unconsolidated entity under which we have:

•	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	Liquidity or market risk support to such entity for such assets;

•	An obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•	An obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with us.

Item 3.    Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore, no corrective actions were taken.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

In management’s opinion, there are no known pending claims or litigation, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits

(A)    Exhibits required by Item 601 of Regulation S-B.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 30, 2007 incorporated herein by reference to the Registrant’s Form 8-K (filed 4/3/07).
3.2	By-Laws incorporated herein by reference to the Registrant’s Form 8-K (filed 4/3/07) (No. 0-51475).
10.1	Business Loan Agreement, dated February 26, 2007, by and between Colonial Bank, N.A. and Vicor Technologies, Inc.
10.2	Service Agreement, dated January 1, 2007, by and between ALDA & Associates International, Inc. and Vicor Technologies, Inc.
10.3	Business Loan Agreement, dated April 30, 2007, by and between Colonial Bank, N.A. and Vicor Technologies, Inc.
31.1	Certification of David H. Fater, President and Chief Executive and Financial Officer of Vicor Technologies, Inc., Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of David H. Fater, President and Chief Executive and Financial Officer of Vicor Technologies, Inc., Pursuant to 18 U.S.C. 1350.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2007

Vicor Technologies, Inc.
By:	/s/ David H. Fater
David H. Fater President and Chief Executive and Financial Officer