Form 10QSB
period 2007-06-30
Vicor Technologies, Inc.
filed 2007-08-14
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Yes         No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2007, 25,810,194 shares of the Registrant’s Common Stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Form (Check one):    Yes         No

VICOR TECHNOLOGIES, INC.

Quarterly Report on Form 10-QSB for the Period Ended June 30, 2007

– TABLE OF CONTENTS –

		Page
PART I – Financial Information
Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – December 31, 2006 and June 30, 2007 (unaudited)	2
	Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2007 and the period from August 4, 2000 (inception) through June 30, 2007.	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and the period from August 4, 2000 (inception) through June 30, 2007.	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Plan of Operation	13
Item 3.	Controls and Procedures	17
PART II – Other Information
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
Signatures		21

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

Our ability to achieve our financial objectives could be aversely affected by the factors discussed in detail in Part I, Item 2., ‘‘Plan of Operation,’’ and the section entitled ‘‘Risk Factors’’ in the Registration Statement on Form SB-2 that became effective on June 28, 2007, as well as:

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

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
As OF DECEMBER 31, 2006 AND JUNE 30, 2007

	December 31, 2006	June 30, 2007
		(UNAUDITED)
ASSETS
Current Assets:
Cash	$301,000	$7,000
Accounts Receivable	8,000	—
Prepaid expenses	103,000	67,000
Total current assets	412,000	74,000
Furniture and fixtures, net of accumulated depreciation of $60,000 and $64,000 at December 31, 2006 and June 30, 2007, respectively	13,000	9,000
Other Assets:
Deposits	12,000	12,000
Intellectual Property, net of accumulated amortization of $111,000 and $130,000 at December 31, 2006 and June 30, 2007, respectively	392,000	373,000
Deferred Financing Costs	161,000	—
	$990,000	$468,000
LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$1,188,000	$1,339,000
Notes payable – Colonial Bank	—	300,000
Notes payable – 12% Convertible promissory notes	375,000	—
Notes payable – 2004 notes	—	610,000
Notes payable – 12% Convertible bridge promissory notes	215,000	1,649,000
Notes payable – 15% Promissory notes	69,000	400,000
Due to related parties	425,000	425,000
Accrued dividends payable	137,000	163,000
Total current liabilities	2,409,000	4,886,000
Long-term Debt:
Notes payable – 2004 notes	610,000	—
Notes payable – 12% Convertible bridge promissory notes	1,474,000	—
Total long-term debt	2,084,000	—
Commitments and Contingencies (See Note 6)
Net Capital Deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, 157,592 shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,266,992 and 25,728,235 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	2,000	3,000
Additional paid-in capital	29,585,000	31,935,000
Subscription notes receivable	(398,000)	—
Deficit accumulated during the development stage	(32,692,000)	(36,356,000)
Total net capital deficiency	(3,503,000)	(4,418,000)
	$990,000	$468,000

See accompanying notes.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007 AND
THE PERIOD FROM AUGUST 4, 2000 (INCEPTION) TO JUNE 30, 2007
(UNAUDITED)

	Three months ended June 30, 2007	Six months ended June 30, 2007	Inception to period ended June 30, 2007
Revenues	$—	$12,000	844,000
Operating expenses
Research and development	522,000	1,260,000	13,572,000
Selling, general and administrative	483,000	1,286,000	20,895,000
Depreciation and Amortization	11,000	22,000	220,000
Interest	229,000	1,082,000	2,350,000
Total operating expenses	1,245,000	3,651,000	37,037,000
Loss before dividend	(1,245,000)	(3,639,000)	(36,193,000)
Dividend related to Series A preferred stock	13,000	26,000	163,000
Net loss applicable to common stock	$(1,258,000)	$(3,664,000)	$(36,356,000)
Net loss per common share – basic and diluted	$(0.05)	$(0.16)
Basic and diluted weighted average number of common shares outstanding	25,670,977	22,412,306

See accompanying notes.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND
FOR THE PERIOD FROM AUGUST 4, 2000 (INCEPTION) TO JUNE 30, 2007
(Unaudited)

	Six months ended June 30, 2007	Period from August 4, 2000 (inception) to June 30, 2007
Cash flows from operating activities:
Net loss	$(3,639,000)	$(36,193,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	849,000	1,484,000
Gain from sale of assets	—	(3,000)
Beneficial conversion feature of notes payable	—	201,000
Contributed research and development services	—	95,000
Merger related costs	523,000	523,000
Shares issued in lieu of interest payments	262,000	262,000
Equity-based compensation	1,065,000	17,526,000
Changes in assets and liabilities:
Accounts receivable	(8,000)	(16,000)
Prepaid expenses and other assets	—	(158,000)
Accounts payable and accrued expenses	150,000	1,118,000
Net cash used in operating activities	(797,000)	(15,161,000)
Cash flows from investing activities:
Purchase of Intellectual Property	—	(237,000)
Net proceeds from sale of equipment	—	59,000
Purchase of furniture and fixtures	—	(154,000)
Net cash used in investing activities	—	(332,000)
Cash flows from financing activities:
Net proceeds from sale of preferred stock	—	448,000
Due to related parties	—	315,000
Retirement of promissory notes	—	(40,000)
Retirement of 12% bridge promissory notes	(40,000)	—
Proceeds from bank loans	300,000	300,000
Net proceeds from sale of notes	200,000	3,611,000
Contributed capital	37,000	37,000
Net proceeds from sale of common stock	—	10,829,000
Net proceeds from exercise of warrants	6,000	—
Net cash provided by financing activities	503,000	15,500,000
Net increase (decrease) in cash	(294,000)	7,000
Cash at beginning period	301,000	—
Cash at end of period	$7,000	$7,000
Supplemental Cash Flow Information:
Note receivable for issuance of common stock	$415,000	$(733,000)
Repurchase of common stock for cancellation of subscription note receivable	$—	$750,000
Contributed research and development	—	$95,000
Increase in due to related party for acquisition of intellectual property	—	$200,000
Beneficial conversion feature for promissory notes	$(912,000)	$912,000
Warrants issued in connection with 15% promissory notes	$122,000	$261,000
Cash paid for interest expense	$148,000	$408,000
Accrued equity-based compensation	—	$434,000
Accrued dividends	$26,000	$163,000

See accompanying notes.

VICOR TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Organization

Vicor Technologies, Inc. (‘‘Vicor’’ or the ‘‘Company’’) was incorporated in the State of Delaware on May 24, 2005 as SRKP 6, Inc. (‘‘SRKP’’). On August 3, 2005, the Company filed a registration statement on Form 10-SB, which was subsequently amended on August 29, 2005, to register its common stock under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). The registration statement became effective on October 3, 2005, after which time the Company became a reporting company under the Exchange Act. The Company was formed to pursue a business combination with one or more operating companies. Since its inception, the Company was engaged in organizational activities, efforts to obtain initial financing, and the businesses of identifying, evaluating, and investigating other companies or businesses to acquire or with which to merge.

From May 2005 through March 2007, the Company existed as a public ‘‘shell’’ company with nominal assets whose sole business was to identify, evaluate and investigate companies to acquire or with which to merge.

On March 30, 2007, the Company acquired Vicor Technologies, Inc., a Delaware corporation (‘‘Old Vicor’’) through the merger of Old Vicor with a wholly-owned subsidiary that the Company formed for the purpose of facilitating this transaction (the ‘‘Merger’’). Old Vicor commenced operations in August 2000. Upon the closing of the Merger on March 30, 2007, Old Vicor became the Company’s wholly-owned subsidiary. Effective March 31, 2007, the Company merged Old Vicor into itself pursuant to a short form merger (‘‘Short Form Merger’’). In connection with the Short Form Merger, the Company changed its name to Vicor Technologies, Inc. At the closing, each outstanding share of Old Vicor common stock was cancelled and extinguished and automatically converted into the right to receive two shares of the Company’s common stock, $0.0001 par value (‘‘Common Stock’’) upon surrender of the certificate representing such shares of Old Vicor common stock in the manner provided in the Company’s merger agreement with Old Vicor. The Company also assumed all outstanding options and warrants to purchase Old Vicor common stock which were not exercised, cancelled, exchanged, terminated, or expired. Upon the consummation of the Merger, the Company was obligated to issue an aggregate of 22,993,723 shares of its Common Stock to Old Vicor’s former common stockholders and 157,592 shares of its Series A 8.0% Convertible Cumulative Preferred Stock (‘‘Preferred Stock’’) to Old Vicor’s former preferred stockholders. In addition, all securities convertible or exercisable into shares of Old Vicor’s capital stock outstanding immediately prior to the Merger (excluding Old Vicor’s preferred stock and convertible debt) were cancelled, and the holders thereof received similar securities for the purchase of an aggregate of 800,250 shares of the Company’s Common Stock. At the time of the Merger, Old Vicor’s former stockholders owned, on a fully-diluted basis, approximately 90% of the outstanding shares of the Company’s Common Stock.

Upon consummation of the Merger, approximately 93% of Old Vicor’s stockholders agreed to refrain from transferring, selling or assigning their shares of the Company’s common stock for a period of at least one year after the effective time of the Merger without the written consent of WestPark Capital, Inc. (‘‘WestPark’’).

The Merger was accounted for as a reverse acquisition, to be applied as an equity recapitalization in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, SRKP is treated as the ‘‘acquired’’ company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger has been treated as the equivalent of Old Vicor issuing stock for the net monetary assets of SRKP, accompanied by a recapitalization. The net monetary assets of SRKP have been stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS, continued

recorded. The accumulated deficit of Old Vicor has been carried forward after the Merger. Operations prior to the Merger are those of Old Vicor.

In addition, pursuant to its agreement with WestPark, the Company issued 435,861 shares of its Common Stock to WestPark as consideration for its assistance to the Company in arranging the merger and has been paying a consulting fee to WestPark of $3,000 per month for six months following the completion of the Merger. The cost of these shares ($361,765) has been recorded in March 2007 as an expense of the Merger and the shares were issued in June 2007.

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

Vicor is a development-stage biotechnology and medical device company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company’s diagnostic products are based on the Company’s patented PD2i algorithm, which is used to predict future pathological events, specifically but not limited to, fatal cardiac arrhythmic death, Alzheimer’s Disease and a number of other high profile diagnostic indications. The Company’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation. The Company is in the regulatory process of obtaining 510(k) clearance from the Food and Drug Administration (‘‘FDA’’) for the Company’s PD2i Cardiac Analyzer at which time marketing efforts will commence. The Company’s primary efforts at obtaining 510(k) clearance will consist of the execution of a pivotal clinical trial ‘‘Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients.’’ (the ‘‘VITAL Trial’’) coordinated by Harvard Clinical Research Institute. The VITAL Trial is expected to be completed within 18-20 months at which time the Company’s 510(k) will be filed with the FDA (see Note 6). It is anticipated that the Company will seek CE Mark clearance for the Analyzer in late 2007 and begin marketing in Europe in 2008.

The Company is subject to all the risks inherent in an early stage company in the biotechnology industry as outlined below.

The biotechnology industry is subject to rapid and technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, medical device manufacturers, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company’s technology and products non-competitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company’s competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining FDA and other regulatory approvals on products for use in health care. The Company is aware of various products under development or manufactured by competitors, which may use therapeutic approaches that compete directly with certain of the Company’s product candidates.

The Company has limited experience in conducting and managing pre-clinical testing necessary to enter clinical trials required to obtain government approvals and has limited experience in conducting clinical trials. Accordingly, the Company’s competitors may succeed in obtaining FDA approval for products more rapidly than the Company, which could adversely affect the Company’s ability to

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS, continued

further develop and market its products. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no experience.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand.

The information presented as of June 30, 2006 and 2007 and for the three and six months then ended has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2007 and the consolidated results of its operations and its consolidated cash flows and net capital deficiency for the three and six months then ended. The results of operations for the three month period and six month period ended June 30, 2007 are not necessarily indicative of the results for the full year.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $3,664,000 for the six months ended June 30, 2007 and had an accumulated deficit of $36,356,000 at June 30, 2007. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. The Company’s working capital at June 30, 2007 will not be sufficient to meet such objectives.

Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy (see Note 6). The Company believes that the amount of capital generated through successful implementation of this plan will be sufficient to permit execution of the VITAL Trial and provide sufficient working capital for the next 24-30 months.

However, the Company may not be successful in raising additional capital or entering into business alliances. Further, assuming the Company successfully raises additional funds or enters into a business alliance, the Company may never achieve profitability or positive cash flow. If the Company is not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, its operating business, financial condition, cash flows and results of operations will be materially and adversely affected.

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

NOTE 2 — Summary of Significant Accounting Policies, continued

The funds received for this Grant have been treated as revenues by the Company in its consolidated financial statements and were recorded when costs to perform such research and development activities were incurred. During each of the two years ended December 31, 2005 and 2006, the revenues from the National Institutes of Health, a United States Government Agency, accounted for $214,000 and $22,000 of total consolidated revenues, respectively. Additional future revenues, originating from the National Institutes of Health, if any, are subject to possible future changes in government funding levels.

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

NOTE 3 — DEBT

10% Convertible Promissory Notes

During the period from April 1, 2004 through June 30, 2004 the Company sold $610,000 of 10% unsecured Convertible Promissory Notes (the ‘‘2004 Notes’’). The 2004 Notes were to mature 12 months from the date of issue, bear interest at 10% per annum and are convertible anytime at the purchaser’s option into shares of Common Stock at a conversion price of $2.25 per share (271,112 shares)(see below). The 2004 Notes are callable for redemption by the Company at its option after six months from the date of issue at a redemption price equal to the face value of the note plus accrued interest. Thus, purchasers had the option of receiving their principal plus accrued and unpaid interest back or converting the Notes plus accrued and unpaid interest into additional shares of Common Stock. These 2004 Notes included a beneficial conversion feature (based on a conversion price of $2.25 per share and a fair market value of $2.50 per share on the date of issuance) which was valued at $201,000 and recorded as interest expense during the year ended December 31, 2004.

During 2005, on the anniversary date of the issuance of the 2004 Notes, the Company paid the accrued interest on the 2004 Notes and negotiated an 18 month extension of maturity with each of the purchasers. Each purchaser received warrants to purchase additional shares of Common Stock as an inducement to extend the maturity date. Consequently, the Company issued a total of 27,106 warrants to the holders allowing them to purchase additional shares for a period of three years at a purchase price of $2.25 per share. The fair market value of the warrants amounted to approximately $17,000 and was accounted for as additional interest expense in 2005.

In October 2006, the Company received commitments from all the holders of the 2004 Notes to extend the maturity of the Notes through June 2008. In exchange for the extension of the maturity date of the 2004 Notes, effective November 1, 2006, the Company increased the interest rate of the 2004 Notes to 12% per annum and agreed to make interest payments on a monthly basis. In addition, each holder of the 2004 Notes was issued additional shares of Common Stock. The value of the shares of the Common Stock each 2004 Note holder received was equal to 18 month’s interest on the outstanding principal balance of the 2004 Note, calculated at 12% per annum, which equates to cumulative value of approximately $109,000 which has been accounted for as prepaid interest expense and will be amortized over the term of the extension. The valuation of these shares is $2.50 per share. Accordingly, the 2004 Notes were classified as Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2006 and current liabilities as of June 30, 2007.

NOTE 3 — DEBT, continued

12% Convertible Bridge Promissory Notes

During the period from January 1, 2006 through September 30, 2006, the Company sold $1,689,000 of 12% Convertible Bridge Promissory Notes (the ‘‘Bridge Notes’’) to certain of its existing stockholders, including $10,000 Bridge Notes to each of its directors. The Bridge Notes were to be due 12 months from the date of issue, bear interest at 12% per annum with interest payable monthly.

The Bridge Notes were to be convertible at the holder’s option into shares of Common Stock at a conversion price equal to 50% below the price at which Common Stock is first offered to the public in a registered equity offering. These Bridge Notes included a beneficial conversion feature which would have been valued at the time of conversion at which time the Company would have recorded additional interest expense.

During December 2006 and January 2007, the Company negotiated extensions of maturity with holders of $1,474,000 of the Bridge Notes. In exchange for an extension of maturity to June 30, 2008, the Company: (a) paid additional interest in cash in the amount equal to one month’s interest, and (b) issued additional shares of common stock equal to interest on the outstanding principal balance of the Bridge Notes, calculated at 12% per annum, over the extended term of the Bridge Notes. The Company issued in January 2007 a total of 93,948 shares of common stock or $235,000 (calculated at $2.50 per share) which has been accounted for as additional interest expense in December 2006. Accordingly, the Bridge Notes for which extensions have been received have been classified as Long-Term Debt in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2006.

In July and August 2007, the Company successfully negotiated with holders of $1,549,000 of the 12% Bridge Notes and modified the terms of the conversion feature to provide for:

a)	Mandatory conversion at a 50% discount to the sale price of an offering where at least $3,000,000 of securities that are either Common Stock or exercisable or convertible into Common Stock are sold, or

b)	Voluntary conversion (if an offering and sale of at least $3,000,000 is not consummated) at a conversion price equal to the Common Stock equivalent price of the immediate prior sale of securities if such prior sale of securities exceeded $1,000,000.

At the same time, the Company negotiated a modification for the penalty warrant provision of the Bridge Notes such that if the Bridge Notes are not subject to the Mandatory Conversion and the Holder is repaid in full, the Company will issue a five year warrant to purchase Common Stock in an amount equal to 25% of the principal amount of the Bridge Notes at an exercise price equal to the Common Stock equivalent price of the immediate prior sale of securities if such prior sale of securities exceeded $1,000,000.

12% Convertible Promissory Notes

On July 7, 2006, the Company commenced an offering of up to $900,000 of 12% Convertible Promissory Notes (the ‘‘Promissory Notes’’) through WestPark (subject to a 20% over-allotment provision). The Promissory Notes were to mature on July 31, 2008, bear interest at 12% per annum and were subject to automatic conversion into shares of the Company’s common stock upon the effectiveness of the Form S-4 Registration Statement that was filed on December 6, 2006 in connection with the Merger.

These Promissory Notes included a beneficial conversion feature of $1.67 per share. The Company sold $912,000 of the Promissory Notes. The beneficial conversion feature associated with these Promissory Notes ($912,000) has been reflected as a reduction of the Promissory Notes with the offsetting credit as an increase in additional paid-in capital and the related deferred financing fees ($153,000) have been recorded as an asset and were amortized over the estimated outstanding term of the Promissory Notes. Amortization expense for the year ended December 31, 2006 related to the beneficial conversion feature was $376,000 and has been accounted for as additional interest expense.

NOTE 3 — DEBT, continued

The Promissory Notes automatically converted into 1,137,638 shares of Common Stock on February 2, 2007 based on a conversion price of $0.83 per share, at which time the remaining unamortized beneficial conversion feature and deferred financing fees were charged to expense. Total expense allotted for these two items in the three months ended March 31, 2007 was $632,000.

15% Promissory Notes

On December 20, 2006, the Company sold a $200,000 15% Promissory Note. This 15% Note bears interest at a rate of 15% per annum with interest payable monthly was scheduled to mature on June 30, 2007, and is callable by the Company at any time after two months from issuance.

The 15% Note also includes a warrant to purchase $100,000 of common stock of the Company for a period of five years at an exercise price of $1.25 per share. The fair value for this warrant was estimated at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.99%; dividend yield of 0%; fair market value of $2.50; a weighted average expected warrant life of four years and a minimal volatility factor since the Company’s stock is not yet actively traded on an established public market. The value of the warrant so determined ($139,000) has been reflected as a reduction of the 15% Note with the offsetting credit as an increase in additional paid-in capital. The discount is being amortized over the estimated outstanding term of the 15% Note as additional interest expense. Amortization expense for the six months ended June 30, 2007 related to this discount amounted to $131,000.

On January 20 and March 14, 2007, the Company sold two additional $100,000 15% Promissory Notes. These 15% Notes bear interest at a rate of 15% per annum with interest payable monthly and were scheduled to mature on June 30, 2007, and are callable by the Company at any time after two months from issuance. The 15% Notes also each include a warrant to purchase $50,000 of common stock of the Company for a period of five years at an exercise price of $1.25 per share.

The fair value for this warrant was estimated at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.24%; dividend yield of 0%; fair market value of $2.50; a weighted average expected warrant life of four years and a minimal volatility factor since the Common Stock is not yet actively traded on an established public market. The value of the warrants so determined ($122,000) will be reflected as a reduction of the 15% Notes with the offsetting credit as an increase in additional paid-in capital. The discount will be amortized over the estimated outstanding term of the 15% Notes as additional interest expense which amounted to $122,000 in the six months ended June30, 2007.

During July 2007, the Company negotiated an extension of the 15% Notes until October 31, 2007 in consideration of continuing interest payments and the issuance of 80,000 shares of Common Stock to the note holders. The Common Stock will be valued at $1.50 per share and accounted for as additional interest expense over the extended term of the 15% Notes.

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

NOTE 3 — DEBT, continued

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

NOTE 4 — OUTSTANDING STOCK PURCHASE WARRANTS

In connection with the Merger (See Note 1), a substantial portion of the holders of the outstanding stock purchase warrants and options elected to exercise their options and warrants in accordance with the cashless exercise program approved by the stockholders at the Annual Meeting on February 20, 2007. At June 30, 2007, 779,306 warrants remain outstanding (all of which are exercisable) with a weighted average exercise price of $2.37. On August 6, 2007, the Company issued 122,500 options and 375,000 warrants all of which are immediately exercisable. All options were issued at an exercise price of $0.68, except for 37,500 options, which were issued at an exercise price of $1.00. The warrants were issued at an exercise price of $1.00.

NOTE 5 — RELATED PARTY TRANSACTIONS

As described in Note 3, on February 26, 2007, the Company borrowed $200,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense and (iii) the monthly issuance of 291 shares of the Company’s common stock (subject to adjustment after the commencement of trading or quotation of our common stock) as additional consideration to Mr. Fater for providing the standby collateral.

As described in Note 3, on April 30, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.13%. As a condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense and (iii) the monthly issuance of 146 shares of the Company’s common stock (subject to adjustment after the commencement of trading or quotation of the Company’s common stock) as additional consideration to Mr. Fater for providing the standby collateral.

Additionally, on January 1, 2007, the Company entered into a Service Agreement (‘‘Service Agreement’’) with ALDA & Associates International, Inc. (‘‘ALDA’’), a consulting company owned and controlled by Mr. Fater, whereby three of the Company’s employees became employees of ALDA under a Professional Employer Organization (PEO) arrangement. The Service Agreement, which is a cost reimbursement only contract, provides for our reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. Costs associated with the contract amounted to $125,000 for the six months ended June 30, 2007.

In June and July two of the Company’s directors and officers sold 355,000 shares the Company’s common stock owned by them and contributed the net proceeds ($37,500 in June and $140,000 in July) to the Company as contributed capital.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The Company may be from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company’s consolidated financial statements.

In August 2006, the Company initiated the VITAL Trial to be coordinated by the Harvard Clinical Research Institute. The VITAL Trial will be conducted for the PD2i Cardiac Analyzer at approximately 30 sites and will take approximately 18-20 months to complete. The results of this Trial will be submitted to the FDA as part of the Company’s 510(k) process to obtain FDA clearance to market the PD2i Cardiac Analyzer. The study will cost approximately $4,500,000 for which the Company is committed to make initial payments of approximately $1,000,000 with monthly payments thereafter over the 18-20 month period.

The Company is executing its plan to secure additional capital through a multi-part funding strategy consisting of:

a)	The Merger completed on March 30, 2007.

b)	The offering of additional debt and equity securities such as the 15% Notes and the Bank Loan.

c)	A Private Placement of units (‘‘Bridge Units’’) comprised of a Convertible Note and Warrants, which the Company expects to conclude in the third quarter. The proceeds of the Bridge Units (currently estimated to be $1,000,000 with a $250,000 over allotment option) will be to provide additional working capital to Vicor for general corporate expenses, to pay certain existing liabilities and for certain clinical trial costs.

d)	A Private Placement Offering of $6 to $10 million of the Company’s Common Stock in the third and fourth quarters of 2007.

Item 2.    Plan of Operation.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, including this MD&A section, contains ‘‘forward-looking statements.’’ These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectation, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words ‘‘may,’’ ‘‘could,’’ ‘‘would,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘target,’’ ‘‘goal,’’ and similar expressions are intended to identify forward-looking statements.

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements. Please see the Introductory Note and the section entitled ‘‘Risk Factors’’ in the Registration Statement on Form SB-2 filed on May 14, 2007, and in our other filings made from time to time with the SEC after the date of this report.

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

VICOR’S PLAN OF OPERATION

Plan of Operation

As a development-stage enterprise, Vicor has no revenues and cannot expect revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of its products for which approval is being sought. Vicor has obtained Phase I and II Small Business Innovation Research (‘‘SBIR’’) Grants in 2003-2005 amounting to a total of $850,000. The funds were utilized to develop software for the PD2i Cardiac Analyzer (the ‘‘Analyzer’’) ($100,000) and to conduct a study of 600 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the grant was to test and establish ‘‘good medical practice’’ through wide experimental use of the Analyzer at different emergency room sites with high risk patients. Follow-up for these patients has been completed and data analysis is in process. Vicor has treated the funds received for this grant as revenues in its consolidated financial statements.

At June 30, 2006 and 2007, the Company’s cash balance was $626,000 and $7,000, respectively. From January 1, 2006 to December 31, 2006, the Company sold approximately $1.7 million of 12% Convertible Bridge Promissory Notes and $912,000 of 12% Convertible Promissory Notes (discussed below). Additionally, through July 30, 2007, the Company has sold $400,000 of 15% Promissory Notes; obtained a $300,000 loan from a bank; two of its officers sold $177,500 of Common Stock and contributed the proceeds to the Company’s contributed capital; and the Company has sold $439,000 of the 10% Bridge units (see below). Management believes it has sufficient funds to continue operations until September 2007.

The Company’s Plan of Operations consists of:

1.	continuing the Companys’ pivotal clinical trial to obtain FDA clearence for the Analyzer which commenced in August 2006 with expenditures of $247,000. The trial, named ‘‘Prospective , Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients’’ (‘‘The VITAL Trial’’), will provide the data for the Company’s 510(k) to be submitted to the FDA upon its completion When the VITAL Trial is fully initiated, Vicor will have expended approximately $1,000,000 for the costs and expenses involved in initiating the VITAL Trial and incur ongoing payments of approximately $125,000 per month.

2.	a Private Placement of units (‘‘Bridge Units’’) comprised of a convertible note and warrants, which the Company expects to conclude in the third quarter. The proceeds of the Bridge Units (currently estimated to be $1,000,000 with a $250,000 over allotment option) will be to provide additional working capital to Vicor for general corporate expenses, to pay certain existing liabilities and for certain clinical trial costs.

3.	a Private Placement Offering of $6 to $10 million of the Company’s Common Stock in the third and fourth quarter of 2007.

4.	seek CE Mark clearance in Europe in late 2007 which will permit the generation of revenue in advance of United States revenue generation in 2008.

5.	maintain Vicor’s selling, general and administrative expenses at approximately $125,000-$150,000 per month.

However, Vicor cannot assure that it will be successful in raising additional capital. Further, Vicor cannot assure, assuming that it raises additional funds, that it will achieve profitability or positive cash flow. If Vicor is not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, its operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Critical Accounting Policies and Estimates

The following are deemed to be the most significant accounting policies affecting Vicor and its results of operations:

Research and Development Costs

Research and development expenditures, including payments to collaborative research partners, research and development costs (which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs) are expensed as incurred.

Intellectual Property

Intellectual property, consisting of patents and other proprietary technology, are stated at cost and amortized on a straight-line basis over their economic estimated useful life. Costs and expenses incurred in creating intellectual property are expensed as incurred. The cost of purchased intellectual property is capitalized. Software development costs are expensed as incurred.

Revenue Recognition

As a development-stage enterprise, Vicor has no revenues and cannot expect revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of its products for which approval is being sought. At that time, Vicor expects to recognize revenues as services and product are sold and shipped or delivered. Vicor has obtained Phase I and II Small Business Innovation Research (‘‘SBIR’’) Grants in 2003-2006 amounting to a total of $850,000. Vicor has treated the funds received for this Grant as revenues in its consolidated financial statements and recorded costs when incurred to perform such research and development activities.

Accounting for Stock-Based Compensation

Vicor has recorded equity-based compensation expense for employees and non-employees in accordance with the fair-value provisions of SFAS 123R, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.

Results of Operations

The following tables sets forth the amounts of expenses and percentages of total represented by certain items reflected in Vicor’s consolidated statements of operations for each of the Six months ended June 30, 2006 and 2007 and Inception to June 30, 2006 and 2007

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2006
	2006		2007		2006		2007
		%		%		%		%
Research grants & interest income	$7,000	0.6%	$—	0.0%	$14,000	0.8%	$12,000	0.3%
Costs and expenses:
Research and development	344,000	31.7%	522,000	41.9%	516,000	30.4%	1,260,000	34.5%
Selling, general & administrative	654,000	60.3%	483,000	38.8%	1,059,000	62.3%	1,287,000	35.3%
Depreciation and amortization	12,000	1.1%	11,000	0.9%	23,000	1.4%	22,000	0.6%
Interest expense	75,000	6.9%	229,000	18.4%	101,000	5.9%	1,082,000	29.6%
	1,085,000	100.0%	1,245,000	100.0%	1,699,000	100.0%	3,651,000	100.0%
Loss before income taxes	(1,078,000)	(99.4)%	(1,245,000)	(100.0)%	(1,685,000)	(99.2)%	(3,639,000)	(99.7)%
Income taxes	—		—		—		—
Net loss	(1,078,000)	(99.4)%	(1,245,000)	(100.0)%	(1,685,000)	(99.2)%	(3,639,000)	(99.7)%
Dividend related to Series A preferred stock	(13,000)	(1.2)%	(13,000)	(1.0)%	(24,000)	(1.4)%	(25,000)	(0.7)%
Net loss applicable to common stock	$(1,091,000)	(100.6)%	$(1,258,000)	(101.0)%	$(1,709,000)	(100.6)%	$(3,664,000)	(100.4)%

	Inception to Period Ended June 30
	2006		2007
		%		%
Research grants & interest income	$824,000	2.7%	$844,000	2.3%
Costs and expenses:
Research and development	12,109,000	39.7%	13,572,000	36.6%
Selling, general & administrative	17,782,000	58.3%	20,896,000	56.4%
Depreciation and amortization	174,000	0.6%	220,000	0.6%
Interest expense	419,000	1.4%	2,350,000	6.3%
	30,484,000	100.0%	37,038,000	100.0%
Loss before income taxes	(29,660,000)	(97.3)%	(36,194,000)	(97.7)%
Income taxes	—		—
Net loss	(29,660,000)	(97.3)%	(36,194,000)	(97.7)%
Dividend related to Series A preferred stock	(114,000)	(0.4)%	(162,000)	(0.4)%
Net loss applicable to common stock	$(29,774,000)	(97.7)%	$(36,356,000)	(98.2)%

Six months June 30, 2006 Compared to June 30, 2007

Research and Development

For the six months ended June 30, 2006, research and development costs amounted to $516,000, or 30.4% of total expenses, compared to $1,260,000, or 34.5% of total expenses, for the Period ended June 30, 2007. In 2006 the Company incurred $213,000 related to the VITAL trial compared to $234,000 in 2007. The increase in 2007 was attributable principally to the equity based compensation for the Scientific Advisory Board of $878,000. The results of the VITAL Trial will serve as the basis for Vicor’s 510(k) filing with the FDA upon completion of the trial. The VITAL Trial is expected to cost in excess of $4,500,000.

Selling, General and Administrative

For the six months ended June 30, 2007, selling, general and administrative costs amounted to $1,287,000, or 35.3% of total expenses, compared to $1,059,000, or 62.3% of total expenses, for the six months ended June 30, 2006. For the six months ended June 30, 2007 the increase in total selling, general and administrative costs was principally related to the costs incurred in connection with the merger.

Interest Expense

For the six month ended June 30, 2007, interest costs amounted to $1,082,000, or 29.6% of total expenses, compared to $101,000, or 5.9% of total expenses, for the six month ended June 30, 2006. For the six month ended June 30, 2007 the increase of $981,000 is due to (a) an increase of $537,000 in 2007 due to the amortization of the beneficial conversion feature and deferred financing fees related to Promissory Notes, (b) an increase of $64,000 in 2007 due to the 12% Bridge Notes sold late in 2006, (c) an increase of $253,000 in 2007 due to the amortization of the financing fee related to the 15% Bridge Notes , (d) an increase of $94,000 due to amortizing the financing fees of the 12% Bridge Note ,(e) an increase of $36,000 due to the amortization of prepaid interest related to the 2004 Notes, (f) and raising of the rate of interest from 10% to 12% on the 20040 Notes, (g) an increase of $58,000 due to the interest on the 15% Notes.

While Vicor’s basic expenditures (excluding the costs of the Vital trial) are expected to approximate $125,000 – $150,000 per month, Vicor anticipates that its selling, general and administrative costs may increase further in connection with it becoming a publicly-traded company.

Liquidity and Capital Resources

As a development-stage company, Vicor has no revenues and is continually raising capital with which to execute its Business Plan and commercialize its products. Please refer to the discussions contained in the Plan of Operations and Going Concern.

Going Concern

Vicor has prepared its financial statements for the six months ended June 30, 2006 and 2007 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Vicor incurred a net loss of $3,664,000 for the three months ended June 30, 2007 and had an accumulated deficit of $36,356,000 at June 30, 2007. Vicor expects to incur substantial expenditures to further the commercial development of its products. Vicor’s working capital at March 31, 2007 will not be sufficient to meet such objectives. Management recognizes that Vicor must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of Vicor’s products as well as other business transactions to assure continuation of Vicor’s development and operations.

Vicor has raised approximately $10,800,000 since its inception in 2000 in a series of private placements of its common stock to accredited investors. In addition, in 2003, Vicor sold $500,000 of Series A Convertible Preferred Stock to a private venture fund. For additional capital, Vicor sold $610,000 of 2004 Notes to certain stockholders in 2004 and $2,801,000 of Bridge Notes and Promissory Notes in the year ended December 31, 2006. In addition Vicor sold 400,000 of 15% Notes and has obtained a $300,000 bank loan from Colonial Bank.

Vicor projects that its research expenditures for the years 2007-2008 will exceed $5,000,000, a substantial portion of which ($4,000,000) will be for the VITAL Trial being conducted at the Harvard Clinical Research Institute which will serve as the basis for Vicor’s 510(k) by which Vicor expects to obtain FDA clearance for the Analyzer. Such clearance will allow Vicor to commence marketing and generate revenues. Additionally, Vicor expects to conduct other research related to the PD2i Analyzer as well as the drug discovery platform and will incur selling, general and administrative expenses in connection with day-to-day operations and the prosecution of its patent portfolio.

Holders of Vicor’s Series A Convertible Cumulative Preferred Stock will be entitled to cumulative cash dividends at an annual rate of 8% ($0.26 per share). Dividends will accrue and compound annually until paid in full, or, at the option of the Holders, converted into additional Preferred Stock.

At June 30, 2007, Vicor has a working capital deficiency of $2,703,000 and $7,000 in cash and cash equivalents. Vicor’s working capital is not sufficient to meet its objectives. Management recognizes that Vicor must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity and debt securities. Vicor’s financing strategy includes:

1.	The offering of additional debt and equity securities such as the 15% Notes and the Bank Loan.

2.	A Private Placement of units (‘‘Bridge Units’’) comprised of a Convertible Note and Warrants, which the Company expects to conclude in the third quarter. The proceeds of the Bridge Units (currently estimated to be $1,000,000 with a $250,000 over allotment option) will be to provide additional working capital to Vicor for general corporate expenses, to pay certain existing liabilities and for certain clinical trial costs.

3.	A Private Placement Offering of $6 to $10 million of the Company’s Common Stock in the third and fourth quarter of 2007.

However, the Company may not be successful in raising additional capital. Further, assuming that it raises additional funds, the Company may not achieve profitability or positive cash flow. If the Company is not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, its operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

The Company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	liquidity or market risk support to such entity for such assets;

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the Company where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with the Company.

Item 3.    Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of our management, including its principal executive and financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, its principal executive and financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date the Company completed our evaluation. Therefore, no corrective actions were taken.

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

Dated: August 14, 2007	Vicor Technologies, Inc.
By: /s/ David H. Fater
David H. Fater President and Chief Executive and Financial Officer