Form 10QSB
period 2007-09-30
Vicor Technologies, Inc.
filed 2007-11-14
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2007, 25,815,188 shares of the Registrant’s Common Stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Form (Check one): Yes     No

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-QSB for the Period Ended September 30, 2007

—TABLE OF CONTENTS—

		Page
PART I — Financial Information
Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets – December 31, 2006 and September 30, 2007 (unaudited)	2
	Condensed Consolidated Statements of Operations (unaudited) for the three months and nine months ended September 30, 2007 and the period from August 4, 2000 (inception) through September 30, 2007	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and the period from August 4, 2000 (inception) through September 30, 2007	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Plan of Operation	14
Item 3.	Controls and Procedures	18
PART II — Other Information
Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	20
Signatures		21

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

Our ability to achieve our financial objectives could be aversely affected by the factors discussed in detail in Part I, Item 2., ‘‘Plan of Operation,’’ and the section entitled ‘‘Risk Factors’’ in the Registration Statement on Form SB-2 that became effective on June 28, 2007, as well as:

•	our ability to realize the benefits of our recent merger;

•	our ability to continue to receive financing sufficient to complete critical clinical trials;

•	the impact of competitive products and pricing;

•	our ability to receive U.S. Food and Drug Administration approval and foreign regulatory approval of our products;

•	general market conditions in the medical device and pharmaceutical industries;

•	changes in accounting principles, policies, practices or guidelines;

•	other risks described from time to time in our filings with the Securities and Exchange Commission; and

•	our ability to manage the risks involved in the foregoing.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND SEPTEMBER 30, 2007

	December 31, 2006	September 30, 2007
		(UNAUDITED)
ASSETS
Current Assets:
Cash	$301,000	$58,000
Accounts Receivable	8,000	—
Prepaid expenses	103,000	88,000
Total current assets	412,000	146,000
Furniture and fixtures, net of accumulated depreciation of $60,000 and $65,000 at December 31, 2006 and September 30, 2007, respectively	13,000	8,000
Other Assets:
Deposits	12,000	12,000
Intellectual Property, net of accumulated amortization of $111,000 and $139,000 at December 31, 2006 and September 30, 2007, respectively	392,000	364,000
Deferred Financing Costs	161,000	106,000
	$990,000	$636,000
LIABILITIES AND NET CAPITAL DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$1,188,000	$1,180,000
Notes payable:
Colonial Bank	—	300,000
12% Convertible promissory notes	375,000	—
2004 Notes	—	610,000
12% Convertible bridge promissory notes	215,000	1,649,000
15% Promissory notes	69,000	400,000
10% Bridge notes	—	551,000
Due to related parties	425,000	425,000
Accrued dividends payable	137,000	175,000
Total current liabilities	2,409,000	5,290,000
Long-term Debt:
2004 Notes	610,000	—
12% Convertible bridge promissory notes	1,474,000	—
Total long-term debt	2,084,000	—
Commitments and Contingencies (See Note 6)
Net Capital Deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized, 157,592 shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,266,992 and 25,815,188 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively.	2,000	3,000
Additional paid-in capital	29,585,000	33,159,000
Subscription notes receivable	(398,000)	—
Deficit accumulated during the development stage	(32,692,000)	(37,816,000)
Total net capital deficiency	(3,503,000)	(4,654,000)
	$990,000	$636,000

See accompanying notes.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
THE PERIOD FROM AUGUST 4, 2000 (INCEPTION) TO SEPTEMBER 30, 2007
(UNAUDITED)

	Three months ended September 30, 2007	Nine months ended September 30, 2007	Period from August 4, 2000 (inception) to September 30, 2007
Revenues	$—	$12,000	$844,000
Operating expenses
Research and development	237,000	1,497,000	13,809,000
Selling, general and administrative	717,000	2,004,000	21,613,000
Depreciation and Amortization	11,000	33,000	231,000
Interest	482,000	1,564,000	2,832,000
Total operating expenses	1,447,000	5,098,000	38,485,000
Loss before dividend	(1,447,000)	(5,086,000)	(37,641,000)
Dividend related to Series A preferred stock	13,000	38,000	175,000
Net loss applicable to common stock	$(1,460,000)	$(5,124,000)	$(37,816,000)
Net loss per common share-basic and diluted	$(0.06)	$(0.22)
Basic and diluted weighted average number of common shares outstanding	25,798,253	23,541,601

See accompanying notes.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
FOR THE PERIOD FROM AUGUST 4, 2000 (INCEPTION) TO SEPTEMBER 30, 2007
(unaudited)

	Nine months ended September 30, 2007	Period from August 4, 2000 (inception) to September 30, 2007
Cash flows from operating activities:
Net loss	$(5,086,000)	$(37,641,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,231,000	1,866,000
Gain from sale of assets	—	(3,000)
Beneficial conversion feature of notes payable	—	201,000
Contributed research and development services	—	95,000
Merger related costs	523,000	523,000
Shares issued in lieu of interest payments	262,000	262,000
Equity-based compensation	1,416,000	17,877,000
Changes in assets and liabilities:
Accounts receivable	(8,000)	(16,000)
Prepaid expenses and other assets	(146,000)	(304,000)
Accounts payable and accrued expenses	(8,000)	960,000
Net cash used in operating activities	(1,816,000)	(16,180,000)
Cash flows from investing activities:
Purchase of Intellectual Property	—	(237,000)
Net proceeds from sale of equipment	—	59,000
Purchase of furniture and fixtures	—	(154,000)
Net cash used in investing activities	—	(332,000)
Cash flows from financing activities:
Net proceeds from sale of preferred stock	—	448,000
Due to related parties	—	315,000
Retirement of promissory notes	—	(40,000)
Retirement of 12% bridge promissory notes	(40,000)	—
Proceeds from bank loans	300,000	300,000
Net proceeds from sale of notes	1,124,000	4,535,000
Contributed capital	178,000	178,000
Net proceeds from sale of common stock	—	10,834,000
Net proceeds from exercise of warrants	11,000	—
Net cash provided by financing activities	1,573,000	16,570,000
Net (decrease) increase in cash	(243,000)	58,000
Cash at beginning period	301,000	—
Cash at end of period	$58,000	$58,000
Supplemental Cash Flow Information:
Note receivable for issuance of common stock	$415,000	$(733,000)
Repurchase of common stock for cancellation of subscription note receivable	—	$750,000
Contributed research and development	—	$95,000
Increase in due to related party for acquisition of intellectual property	—	$200,000
Beneficial conversion feature for promissory notes	$(912,000)	$912,000
Warrants issued in connection with 15% promissory notes	$122,000	$261,000
Cash paid for interest expense	$254,000	$514,000
Accrued equity-based compensation	—	$434,000
Accrued dividends	$38,000	$175,000
Beneficial conversion feature for 2007 promissory notes	$(598,000)	$(598,000)

See accompanying notes.

VICOR TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Organization

Vicor Technologies, Inc. (‘‘Vicor’’ or the ‘‘Company’’) was incorporated in the State of Delaware on May 24, 2005 as SRKP 6, Inc. (‘‘SRKP’’). On August 3, 2005, the Company filed a registration statement on Form 10-SB, which was subsequently amended on August 29, 2005, to register its common stock under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). The registration statement became effective on October 3, 2005, after which time the Company became a reporting company under the Exchange Act. The Company was formed to pursue a business combination with one or more operating companies. Since its inception and through March 2007, the Company (as a public ‘‘shell’’ company) was engaged in organizational activities, efforts to obtain initial financing, and the businesses of identifying, evaluating, and investigating other companies or businesses to acquire or with which to merge.

On March 30, 2007, the Company acquired Vicor Technologies, Inc., a Delaware corporation (‘‘Old Vicor’’) through the merger of Old Vicor with a wholly-owned subsidiary that the Company formed for the purpose of facilitating this transaction (the ‘‘Merger’’). Old Vicor commenced operations in August 2000. Upon the closing of the Merger on March 30, 2007, Old Vicor became the Company’s wholly-owned subsidiary. Effective March 31, 2007, the Company merged Old Vicor into itself pursuant to a short form merger (‘‘Short Form Merger’’). In connection with the Short Form Merger, the Company changed its name to Vicor Technologies, Inc. At the closing, each outstanding share of Old Vicor common stock was cancelled and extinguished and automatically converted into the right to receive two shares of the Company’s common stock, $0.0001 par value (‘‘Common Stock’’) upon surrender of the certificate representing such shares of Old Vicor common stock in the manner provided in the Company’s merger agreement with Old Vicor. The Company also assumed all outstanding options and warrants to purchase Old Vicor common stock which were not exercised, cancelled, exchanged, terminated, or expired. Upon the consummation of the Merger, the Company issued an aggregate of 22,993,723 shares of its Common Stock to Old Vicor’s former common stockholders and 157,592 shares of its Series A 8.0% Convertible Cumulative Preferred Stock (‘‘Preferred Stock’’) to Old Vicor’s former preferred stockholders. In addition, all securities convertible or exercisable into shares of Old Vicor’s capital stock outstanding immediately prior to the Merger (excluding Old Vicor’s preferred stock and convertible debt) were cancelled, and the holders thereof received similar securities for the purchase of an aggregate of 800,250 shares of the Company’s Common Stock. At the time of the Merger, Old Vicor’s former stockholders owned, on a fully-diluted basis, approximately 90% of the outstanding shares of the Company’s Common Stock.

Upon consummation of the Merger, approximately 93% of Old Vicor’s stockholders agreed to refrain from transferring, selling or assigning their shares of the Company’s common stock for a period of at least one year after the effective time of the Merger without the written consent of WestPark Capital, Inc. (‘‘WestPark’’).

The Merger was accounted for as a reverse acquisition, to be applied as an equity recapitalization in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, SRKP is treated as the ‘‘acquired’’ company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger has been treated as the equivalent of Old Vicor issuing stock for the net monetary assets of SRKP, accompanied by a recapitalization. The net monetary assets of SRKP have been stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of Old Vicor has been carried forward after the Merger. Operations prior to the Merger are those of Old Vicor.

In addition, pursuant to its agreement with WestPark, the Company issued 435,861 shares of its Common Stock to WestPark as consideration for its assistance to the Company in arranging the Merger and paid a consulting fee to WestPark of $3,000 per month for six months following the completion of the Merger. The cost of these shares ($361,765) has been recorded in March 2007 as an expense of the Merger and the shares were issued in June 2007.

All share and per share amounts have been restated to reflect the recapitalization.

Nature of the Business

Vicor is a development-stage biotechnology and medical device company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company’s diagnostic products are based on the Company’s patented PD2i algorithm, which is used to predict future pathological events, specifically but not limited to, fatal cardiac arrhythmic death, Alzheimer’s Disease and a number of other high profile diagnostic indications. The Company’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation. The Company is in the regulatory process of obtaining 510(k) clearance from the Food and Drug Administration (‘‘FDA’’) for the Company’s PD2i Cardiac Analyzer at which time marketing efforts will commence. The Company’s primary efforts at obtaining 510(k) clearance will consist of the execution of a pivotal clinical trial ‘‘Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients.’’ (the ‘‘VITAL Trial’’) coordinated by Harvard Clinical Research Institute. The VITAL Trial is expected to be completed within 18-20 months at which time the Company’s 510(k) will be filed with the FDA (see Note 6). It is anticipated that the Company will seek CE Mark clearance for the Analyzer and begin marketing in Europe in 2008.

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

The information presented as of September 30, 2007 and for the three and nine months then ended has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2007 and December 31, 2006, and the consolidated results of its operations and its consolidated cash flows and net capital deficiency for the three and nine months then ended. The results of operations for the three month period and nine month period ended September 30, 2007 are not necessarily indicative of the results for the full year.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $5,214,000 for the nine months ended September 30, 2007 and had an accumulated deficit of $37,816,000 at September 30, 2007, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. The Company’s working capital at September 30, 2007 will not be sufficient to meet such objectives.

Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy (see Note 6). The Company believes that the amount of capital generated through successful implementation of this plan will be sufficient to permit execution of the VITAL Trial and provide sufficient working capital for the next 36 months.

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

NOTE 2 — Summary of Significant Accounting Policies

Revenue Recognition

As a development-stage enterprise, the Company has no significant operating revenues and cannot expect operating revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of the Company’s products for which approval is being sought. The Company obtained Phase I and II Small Business Innovation Research (‘‘SBIR’’) Grants in 2003-2005 amounting to a total of $844,000. The funds received were utilized to develop software for the PD2i Cardiac Analyzer ($100,000) and to conduct a study of 600 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the Small Business Innovative Research Grant (‘‘SBIR Grant’’) was to test and establish ‘‘good medical practice’’ through wide experimental use of the Analyzer at different emergency room sites with high risk patients.

The funds received for this SBIR Grant have been treated as revenues by the Company in its consolidated financial statements and were recorded when costs to perform such research and development activities were incurred. During each of the two years ended December 31, 2005 and 2006, the revenues from the National Institutes of Health, a United States Government Agency,

accounted for $214,000 and $22,000 of total consolidated revenues, respectively. Additional future revenues, originating from the National Institutes of Health, if any, are subject to possible future changes in government funding levels.

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

NOTE 3 — DEBT

10% Convertible Promissory Notes

During the period from April 1, 2004 through June 30, 2004 the Company sold $610,000 of 10% unsecured Convertible Promissory Notes (the ‘‘2004 Notes’’). The 2004 Notes were to mature 12 months from the date of issue, bear interest at 10% per annum and are convertible anytime at the purchaser’s option into shares of Common Stock at a conversion price of $2.25 per share (271,111 shares) (see below). The 2004 Notes are callable for redemption by the Company at its option after six months from the date of issue at a redemption price equal to the face value of the note plus accrued interest. Thus, purchasers had the option of receiving their principal plus accrued and unpaid interest back or converting the Notes plus accrued and unpaid interest into additional shares of Common Stock. These 2004 Notes included a beneficial conversion feature (based on a conversion price of $2.25 per share and a fair market value of $2.50 per share on the date of issuance) which was valued at $201,000 and recorded as interest expense during the year ended December 31, 2004.

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

In October 2006, the Company received commitments from all the holders of the 2004 Notes to extend the maturity of the Notes through June 2008. In exchange for the extension of the maturity date of the 2004 Notes, effective November 1, 2006, the Company increased the interest rate of the 2004 Notes to 12% per annum and agreed to make interest payments on a monthly basis. In addition, each holder of the 2004 Notes was issued additional shares of Common Stock. The value of the shares of the Common Stock each 2004 Note holder received was equal to 18 month’s interest on the outstanding principal balance of the 2004 Note, calculated at 12% per annum, which equates to cumulative value of approximately $109,000 which has been accounted for as prepaid interest expense and are being amortized over the term of the extension. The valuation of these shares is $2.50 per share. Accordingly, the 2004 Notes were classified as Long-Term Debt in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2006 and current liabilities as of September 30, 2007.

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

During December 2006 and January 2007, the Company negotiated extensions of maturity with holders of $1,649,000 of the Bridge Notes. In exchange for an extension of maturity to June 30, 2008, the Company: (a) paid additional interest in cash in the amount equal to one month’s interest, and (b) issued additional shares of common stock equal to interest on the outstanding principal balance of the Bridge Notes, calculated at 12% per annum, over the extended term of the Bridge Notes. The Company issued in January 2007 a total of 93,948 shares of common stock or $235,000 (calculated at $2.50 per share) which has been accounted for as additional interest expense in December 2006. Accordingly, the Bridge Notes for which extensions have been received have been classified as Short-Term Debt in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2007.

In July, August and September 2007, the Company successfully negotiated with all holders of the Bridge Notes and modified the terms of the conversion feature to provide for:

a)	Mandatory conversion at a 50% discount to the sale price of an offering where at least $3,000,000 of securities that are either Common Stock or exercisable or convertible into Common Stock are sold (‘‘Mandatory Conversion’’), or

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

12% Convertible Promissory Notes

On July 7, 2006, the Company commenced an offering of up to $900,000 of 12% Convertible Promissory Notes (the ‘‘Convertible Promissory Notes’’) through WestPark (subject to a 20% over-allotment provision). The Convertible Promissory Notes were to mature on July 31, 2008, bear interest at 12% per annum and were subject to automatic conversion into shares of the Company’s common stock upon the effectiveness of the Form S-4 Registration Statement that was filed on December 6, 2006 in connection with the Merger.

These Convertible Promissory Notes included a beneficial conversion feature of $1.67 per share. The Company sold $912,000 of the Convertible Promissory Notes. The beneficial conversion feature associated with these Convertible Promissory Notes ($912,000) has been reflected as a reduction of the Convertible Promissory Notes with the offsetting credit as an increase in additional paid-in capital and the related deferred financing fees ($153,000) have been recorded as an asset and were amortized over the estimated outstanding term of the Convertible Promissory Notes. Amortization expense for the year ended December 31, 2006 related to the beneficial conversion feature was $376,000 and has been accounted for as additional interest expense.

The Convertible Promissory Notes automatically converted into 1,137,638 shares of Common Stock on February 2, 2007 based on a conversion price of $0.83 per share, at which time the remaining unamortized beneficial conversion feature and deferred financing fees were charged to expense. Total expense allotted for these two items in the nine months ended September 30, 2007 was $632,000.

15% Promissory Notes

On December 20, 2006, the Company sold a $200,000 15% Promissory Note (the ‘‘15% Promissory Note’’). This 15% Promissory Note bears interest at a rate of 15% per annum with interest payable monthly was scheduled to mature on June 30, 2007, and is callable by the Company at any time after two months from issuance.

The 15% Promissory Note also includes a warrant to purchase $100,000 of common stock of the Company for a period of five years at an exercise price of $1.25 per share. The fair value for this warrant was estimated at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.99%; dividend yield of 0%; fair market value of $2.50; a weighted average expected warrant life of four years and a minimal volatility factor since the Company’s stock was not yet actively traded on an established public market. The value of the warrant so determined ($139,000) has been reflected as a reduction of the 15% Promissory Note with the offsetting credit as an increase in additional paid-in capital. The discount is being amortized over the estimated outstanding term of the 15% Promissory Note as additional interest expense. Amortization expense for the nine months ended September 30, 2007 related to this discount amounted to $139,000.

On January 20 and March 14, 2007, the Company sold two additional $100,000 15% Promissory Notes. These 15% Promissory Notes bear interest at a rate of 15% per annum with interest payable monthly and were scheduled to mature on June 30, 2007, and are callable by the Company at any time after two months from issuance. The 15% Promissory Notes also each include a warrant to purchase $50,000 of common stock of the Company for a period of five years at an exercise price of $1.25 per share.

The fair value for this warrant was estimated at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.24%; dividend yield of 0%; fair market value of $2.50; a weighted average expected warrant life of four years and a minimal volatility factor since the Common Stock was not yet actively traded on an established public market. The value of the warrants so determined ($122,000) were reflected as a reduction of the 15% Promissory Notes with the offsetting credit as an increase in additional paid-in capital. The discount was amortized over the estimated outstanding term of the 15% Promissory Notes as additional interest expense which amounted to $122,000 in the nine months ended September 30, 2007.

During July 2007, the Company negotiated an extension of the 15% Promissory Notes until October 31, 2007 in consideration of continuing interest payments and the issuance of 80,000 shares of Common Stock to the note holders. The Common Stock will be valued at $1.50 per share and accounted for as additional interest expense over the extended term of the 15% Promissory Notes. Such interest expense for the three months ended September 30, 2007 amounted to $90,000.

Bank Loans

On February 26, 2007, the Company borrowed $200,000 from Colonial Bank, N.A. (‘‘Colonial Bank’’) on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from the Company’s Chief Executive and Financial Officer David H. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 291 shares of the Company’s common stock (subsequently adjusted to 728 shares of the company’s common stock after the commencement of quotation of the Company’s common stock on the OTC:BB which occurred on July 9, 2007) as consideration to Mr. Fater for providing the standby collateral. This loan with Colonial Bank was extended until November 22, 2007 at an interest rate of 4.15%.

On April 30, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.13%. As a condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 146 shares of the Company’s common stock (subsequently adjusted to 364 shares of the company’s common stock after the commencement of quotation of the Company’s common stock on the OTC:BB which occurred on July 9, 2007) as additional consideration to Mr. Fater for providing the standby collateral. This loan with Colonial Bank was extended until December 26, 2007 at an interest rate of 4.15%.

10% Bridge Notes

On June 6, 2007 the Company commenced a private offering of 10% Convertible Bridge Notes (the ‘‘10% Bridge Notes’’) through WestPark and Aurora Capital LLC (‘‘Aurora’’), consisting of:

•	10% Bridge Notes, maturing on December 31, 2007 (the ‘‘Maturity Date’’) and bearing interest at 10% per annum with interest accruing until and payable upon maturity or earlier conversion. The 10% Bridge Notes are convertible and exercisable at a per share conversion price equal to 80% of the per share price of the Common Stock included in a proposed PIPE offering of at least $6,000,000 (the ‘‘10% Bridge Note Conversion Price’’). The per share price of the Common Stock included in the proposed PIPE offering (the ‘‘PIPE Share Price’’) is currently expected to be $1.00, thus the 10% Bridge Note Conversion Price is currently expected to be $0.80 per share, for a cumulative total of 1,564,000 shares. Upon the completion of the proposed PIPE offering on or prior to December 31, 2007, the 10% Bridge Notes would automatically convert into Common Stock.

•	Common stock purchase warrants convertible into and exercisable into that number of shares of the Common Stock equal to the total gross proceeds of the Bridge Financing divided by 80% of the PIPE Share Price. Thus, the total number of shares into which the Warrants are currently expected to be convertible and exercisable is 1,564,000. The per share exercise price of the Warrants is equal to 80% of the exercise price of the warrants included in the proposed PIPE offering. The per share exercise price of the warrants included in the proposed PIPE offering (the ‘‘PIPE Warrant Price’’) is currently expected to be $1.25, thus the Warrant exercise price is currently expected to be $1.00 per share.

In the event the proposed PIPE offering is not completed before the maturity date of December 31, 2007, the Bridge Notes will be due and payable inclusive of accrued and unpaid interest. At the option of the holder, the Bridge Notes may be converted into Common Stock at a conversion price (‘‘Conversion Price’’) of $0.80 per share. Upon completion of the proposed PIPE offering, the conversion price of the Bridge Notes will be adjusted to be 80% of the common stock equivalent price associated with the proposed PIPE offering.

At September 30, 2007, the Company had sold 924,000 of these 10% Bridge Notes. A beneficial conversion feature of $598,000 was associated with these 10% Bridge Notes and will be amortized over the term of the 10% Bridge Notes. Such amortization included in interest expense for the three months ended September 30, 2007 amounted to $225,000.

The Bridge financing was completed on October 18, 2007 with gross proceeds to the Company totaling $1,251,200.

NOTE 4 — OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

In connection with the Merger (See Note 1), a substantial portion of the holders of the outstanding stock purchase warrants and options elected to exercise their options and warrants in accordance with the cashless exercise program approved by the stockholders at the Annual Meeting on February 20, 2007. At September 30, 2007, 1,152,306 warrants remain outstanding (all of which are exercisable) with a weighted average exercise price of $1.93 and 72,500 options remain outstanding with an average price of $.85. On August 6, 2007, the Company issued 72,500 options and 375,000 warrants all of which are immediately exercisable. All options were issued at an exercise price of $0.68, except for 37,500 options and the warrants which were issued at an exercise price of $1.00. Equity based compensation expense related to these grants was $351,000 and included in Selling, General and Administrative Expenses for the three months ended September 30, 2007.

NOTE 5 — RELATED PARTY TRANSACTIONS

As described in Note 3, on February 26, 2007, the Company borrowed $200,000 from Colonial Bank on an unsecured basis under a loan agreement with an original due date of August 22, 2007. The loan was extended to November 22, 2007. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense and (iii) the monthly issuance of 291 shares of the Company’s common stock (subsequently adjusted to 728 shares of the company’s common stock after the commencement of quotation of the Company’s common stock on the OTC:BB which occurred on July 9, 2007) as additional consideration to Mr. Fater for providing the standby collateral.

As described in Note 3, on April 30, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with an original due date of September 26, 2007. The loan was extended to December 26, 2007. As a condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense and (iii) the monthly issuance of 146 shares of the Company’s common stock (subsequently adjusted to 364 shares of the company’s common stock after the commencement of quotation of the Company’s common stock on the OTC:BB which occurred on July 9, 2007) as additional consideration to Mr. Fater for providing the standby collateral.

Additionally, on January 1, 2007, the Company entered into a Service Agreement (‘‘Service Agreement’’) with ALDA & Associates International, Inc. (‘‘ALDA’’), a consulting company owned and controlled by Mr. Fater, whereby three of the Company’s employees became employees of ALDA under a Professional Employer Organization (PEO) arrangement. The Service Agreement, which is a cost reimbursement only contract, provides for our reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. Costs associated with the contract amounted to $209,000 for the nine months ended September 30, 2007.

In June and July of 2007 two of the Company’s directors and officers sold 355,000 shares the Company’s common stock owned by them and contributed the net proceeds ($37,500 in June and $140,000 in July) to the Company as contributed capital.

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

The Company is executing its plan to secure additional capital through a multi-part funding strategy consisting of:

a)	The Merger completed on March 30, 2007.

b)	The offering of additional debt and equity securities such as the 15% Notes and the Bank Loan.

c)	A Private Placement of units comprised of a 10% Bridge Notes and Warrants, which was concluded in October 2007. The proceeds of the 10% Bridge Notes of $1,251,200 will provide additional working capital to Vicor for general corporate expenses, to pay certain existing liabilities and for certain clinical trial costs.

d)	A proposed PIPE Offering of $6 to $10 million of the Company’s Common Stock in the fourth quarter of 2007.

NOTE 7 — SUBSEQUENT EVENTS

On October 31, 2007, the Company sold a 15% Promissory Note with a principal amount of $200,000, due on April 30, 2008 to an individual accredited investor. Included in the sale was an equity enhancement of 40,000 shares of common stock. The proceeds were used to repay a $200,000 15% Promissory Note due on that date. The fair market value of the shares ($40,000) will be deferred and amortized over the term of the Note as additional interest expense.

In addition, the Company negotiated extensions through January 31, 2008 with the holders of the remaining $200,000 of 15% Promissory Notes in exchange for a forbearance fee of 40,000 shares. The fair market value of the shares ($40,000) will be deferred and amortized over the respective terms of the Notes as additional interest expense.

Item 2.    Plan of Operation.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB, including this Plan of Operation section, contains ‘‘forward-looking statements.’’ These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectation, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words ‘‘may,’’ ‘‘could,’’ ‘‘would,’’ ‘‘believe,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘target,’’ ‘‘goal,’’ and similar expressions are intended to identify forward-looking statements.

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

VICOR’S PLAN OF OPERATION

Plan of Operation

As a development-stage enterprise, Vicor has no revenues and cannot expect revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of its products for which approval is being sought. Vicor has obtained Phase I and II Small Business Innovation Research (‘‘SBIR’’) Grants in 2003-2005 amounting to a total of $844,000. The funds were utilized to develop software for the PD2i Cardiac Analyzer (the ‘‘Analyzer’’) ($100,000) and to conduct a study of 600 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the grant was to test and establish ‘‘good medical practice’’ through wide experimental use of the Analyzer at different emergency room sites with high risk patients. Follow-up for these patients has been completed and data analysis is in process. Vicor has treated the funds received for this grant as revenues in its consolidated financial statements.

At September 30, 2007, the Company’s cash balance was $58,000. From January 1, 2006 to December 31, 2006, the Company sold approximately $1.7 million of 12% Convertible Bridge Promissory Notes and $912,000 of 12% Convertible Promissory Notes (discussed below). Additionally, through October 2007, the Company has sold $400,000 of 15% Promissory Notes; obtained a $300,000 loan from a bank; two of its officers sold $177,500 of Common Stock and contributed the proceeds to the Company’s contributed capital; and the Company has sold $924,000 of the 10% Bridge Notes (see below). Management believes it has sufficient funds to continue operations until the end of November 2007.

The Company’s Plan of Operations consists of:

1.	continuing the Company’s pivotal clinical trial to obtain FDA clearance for the Analyzer which commenced in August 2006 with expenditures of $247,000. The trial, named ‘‘Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients’’ (‘‘The VITAL Trial’’), will provide the data for the Company’s 510(k) to be submitted to the FDA upon its completion When the VITAL Trial is fully initiated, Vicor will have expended approximately $1,000,000 for the costs and expenses involved in initiating the VITAL Trial and incur ongoing payments of approximately $125,000 per month.

2.	conducting a proposed PIPE Offering of $6 to $10 million of the Company’s Common Stock in the fourth quarter of 2007.

3.	seeking CE Mark clearance in Europe which will permit the generation of revenue in advance of United States revenue generation in 2008.

4.	maintaining Vicor’s selling, general and administrative expenses at approximately $125,000 – $150,000 per month.

However, Vicor may not be successful in raising additional capital. Further, assuming that it raises additional funds, it may not achieve profitability or positive cash flow. If Vicor is not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, its operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

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

Revenue Recognition

As a development-stage enterprise, Vicor has no revenues and cannot expect revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of its products for which approval is being sought. At that time, Vicor expects to recognize revenues as services and product are sold and shipped or delivered. Vicor had obtained Phase I and II Small Business Innovation Research (‘‘SBIR’’) Grants in 2003-2006 amounting to a total of $844,000. Vicor has treated the funds received for this Grant as revenues in its consolidated financial statements and recorded costs when incurred to perform such research and development activities.

Accounting for Stock-Based Compensation

Vicor has recorded equity-based compensation expense for employees and non-employees in accordance with the fair-value provisions of SFAS 123R, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.

Results of Operations

The following table sets forth the amounts of expenses and percentages of total represented by certain items reflected in Vicor’s consolidated statements of operations for each of the three and nine months ended September 30, 2006 and 2007.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
		%		%		%		%
Research grants & interest income	$0	0%	$—	0.0%	$14,000	0.5%	$12,000	0.2%
Costs and expenses:
Research and development	266,000	29.8%	237,000	16.4%	782,000	30.2%	1,497,000	29.4%
Selling, general & administrative	356,000	39.9%	717,000	49.6%	1,415,000	54.6%	2,004,000	39.3%
Depreciation and amortization	76,000	8.5%	11,000	0.8%	99,000	3.8%	33,000	0.6%
Interest expense	194,000	21.7%	482,000	33.3%	295,000	11.4%	1,564,000	30.7%
	892,000	100.0%	1,447,000	100.0%	2,591,000	100.0%	5,098,000	100.0%
Loss before income taxes	(892,000)	(100.0%)	(1,447,000)	(100.0%)	(2,577,000)	(99.5%)	(5,086,000)	(99.8%)
Income taxes	—	—	—	—	—	—	—	—
Net loss	(892,000)	(100.0%)	(1,447,000)	(100.0%)	(2,577,000)	(99.5%)	(5,086,000)	(99.8%)
Dividend related to Series A preferred stock	(11,000)	(1.2%)	(13,000)	(.9%)	(35,000)	(1.4%)	(38,000)	(0.7%)
Net loss applicable to common stock	$(903,000)	(101.2%)	$(1,460,000)	(100.9%)	$(2,612,000)	(100.8%)	$(5,124,000)	(100.5%)

Nine months September 30, 2006 Compared to September 30, 2007

Research and Development

For the nine months ended September 30, 2007, research and development costs amounted to $1,497,000, or 29.4% of total expenses, compared to $782,000, or 30.2% of total expenses for the Nine months ended September 30, 2006. In 2007 the Company incurred $234,000 related to the VITAL trial compared to $213,000 in 2006. The increase in 2007 was attributable principally to the equity based compensation granted to the Scientific Advisory Board of $878,000. The results of the VITAL Trial will serve as the basis for Vicor’s 510(k) filing with the FDA upon completion of the trial. The VITAL Trial is expected to cost in excess of $4,500,000.

Selling, General and Administrative

For the nine months ended September 30, 2007, selling, general and administrative costs amounted to $2,004,000, or 39.3% of total expenses, compared to $1,415,000, or 54.6% of total expenses, for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 the increase in total selling, general and administrative costs was principally related to the costs incurred in connection with the Merger.

Interest Expense

For the nine months ended September 30, 2007, interest costs amounted to $1,564,000, or 30.7% of total expenses, compared to $295,000, or 11.4% of total expenses, for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, the increase of $1,269,000 wais due to (a) an increase of $537,000 in 2007 due to the amortization of the beneficial conversion feature and deferred financing fees related to the 12% Bridge Notes, (b) an increase of $64,000 in 2007 due to the Bridge Notes sold late in 2006, (c) an increase of $253,000 in 2007 due to the amortization of the financing fee related to the 15% Promissory Notes, (d) an increase of $94,000 due to amortizing the financing fees of the 12% Bridge Notes,(e) an increase of $54,000 due to the amortization of prepaid interest related to the 2004 Notes, (f) raising of the rate of interest from 10% to 12% on the 2004 Notes, (g) an increase of $58,000 due to the interest on the 15% Notes.

While Vicor’s basic expenditures (excluding the costs of the VITAL trial) are expected to approximate $125,000 – $150,000 per month, Vicor anticipates that its selling, general and administrative costs may increase further associated with its activities as a publicly-traded company.

Liquidity and Capital Resources

As a development-stage company, Vicor has no revenues and is continually raising capital with which to execute its Business Plan and commercialize its products. Please refer to the discussions contained in the Plan of Operations and Going Concern.

Going Concern

Vicor has prepared its financial statements for the nine months ended September 30, 2006 and 2007 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Vicor incurred a net loss of $5,124,000 for the nine months ended September 30, 2007 and had an accumulated deficit of $37,816,000 at September 30, 2007. Vicor expects to incur substantial expenditures to further the commercial development of its products. Vicor’s working capital at September 30, 2007 will not be sufficient to meet such objectives. Management recognizes that Vicor must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of Vicor’s products as well as other business transactions to assure continuation of Vicor’s development and operations.

Vicor has raised approximately $10,800,000 since its inception in 2000 in a series of private placements of its common stock to accredited investors. In addition, in 2003, Vicor sold $500,000 of Series A Convertible Preferred Stock to a private venture fund. For additional capital, Vicor sold $610,000 of 2004 Notes to certain stockholders in 2004 and $2,801,000 of Bridge Notes and 12% Convertible Promissory Notes in the year ended December 31, 2006. In addition Vicor sold 400,000 of 15% Notes, has obtained a $300,000 bank loan from Colonial Bank and has sold $924,100 of 10% Bridge Notes in 2007.

Vicor projects that its research expenditures for the years 2007-2008 will exceed $4,500,000, a substantial portion of which ($4,000,000) will be for the VITAL Trial being conducted at the Harvard Clinical Research Institute which will serve as the basis for Vicor’s 510(k) by which Vicor expects to obtain FDA clearance for the Analyzer. Such clearance will allow Vicor to commence marketing and generate revenues. Additionally, Vicor expects to conduct other research related to the PD2i Analyzer as well as the drug discovery platform and will incur selling, general and administrative expenses in connection with day-to-day operations and the prosecution of its patent portfolio.

Holders of Vicor’s Series A Convertible Cumulative Preferred Stock will be entitled to cumulative cash dividends at an annual rate of 8% ($0.26 per share). Dividends will accrue and compound annually until paid in full, or, at the option of the Holders, converted into additional Preferred Stock.

At September 30, 2007, Vicor has a working capital deficiency of $5,144,000 and $58,000 in cash and cash equivalents. Vicor’s working capital is not sufficient to meet its objectives. Management recognizes that Vicor must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity and debt securities. Vicor’s financing strategy includes:

1.	The offering of additional debt and equity securities.

2.	A proposed PIPE Offering of $6 to $10 million of the Company’s Common Stock in the fourth quarter of 2007.

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

Item 3.    Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed pursuant to the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to the Company’s principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of our management, including its principal executive and financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, its principal executive and financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Dated: November 14, 2007

Vicor Technologies, Inc.
By:	/s/ David H. Fater
David H. Fater President and Chief Executive and Financial Officer