Form 10KSB
period 2007-12-31
Vicor Technologies, Inc.
filed 2008-03-31
CIK 1335104

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-51475

Vicor Technologies, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	20-2903491
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2300 NW Corporate Boulevard Suite 123 Boca Raton, FL 33431	33431
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code:
(561) 995-7313

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (Sec.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.

Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No.

The Registrant’s revenues for fiscal year ended December 31, 2007 were $12,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,959,470 as of February 29, 2008 based on the closing price ($.85) of the Company’s common stock on the Over-the-Counter Bulletin Board on said date. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates.

As of February 29, 2008, there were issued and outstanding 26,252,550 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (check one): Yes     No

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB, other than purely historical information, including estimates, projections, statements relating to the business plans, objectives and expected operating results of Vicor Technologies, Inc. and the assumptions upon which those statements are based, are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words ‘‘believe,’’ ‘‘project,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘intend,’’ ‘‘strategy,’’ ‘‘plan,’’ ‘‘may,’’ ‘‘should,’’ ‘‘will,’’ ‘‘would,’’ ‘‘will be,’’ ‘‘will continue,’’ ‘‘will likely result,’’ and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled ‘‘Risk Factors’’ in Item 1 of this Annual Report. Vicor Technologies, Inc. undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.    Description of Business.

Introduction

Vicor Technologies, Inc. (‘‘we’’, ‘‘us’’, ‘‘our’’ or the ‘‘Company’’) was incorporated in the State of Delaware on May 24, 2005 as SRKP 6, Inc. (‘‘SRKP’’). On August 3, 2005, we filed a registration statement on Form 10-SB, which was subsequently amended on August 29, 2005, to register our common stock under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). The registration statement became effective on October 3, 2005, after which time we became a reporting company under the Exchange Act. We were formed to pursue a business combination with one or more operating companies. Since our inception, we have been engaged in organizational activities, efforts to obtain initial financing, and the businesses of identifying, evaluating, and investigating other companies or businesses to acquire or with which to merge.

From May 2005 through March 2007, we existed as a public ‘‘shell’’ company with nominal assets whose sole business was to identify, evaluate and investigate companies to acquire or with which to merge.

On March 30, 2007, we acquired Vicor Technologies, Inc., a Delaware corporation (‘‘Old Vicor’’) formed in August 2000, through the merger (‘‘Merger’’) of Old Vicor with a wholly-owned subsidiary that we formed for the purpose of facilitating this transaction. Upon the closing of the Merger on March 30, 2007, Old Vicor became our wholly-owned subsidiary. Effective March 31, 2007, we merged Old Vicor into our company in a short form merger. In connection with the short form merger, we changed our name to Vicor Technologies, Inc. At the closing, each outstanding share of Old Vicor common stock was cancelled and extinguished and automatically converted into the right to receive two shares of our common stock upon surrender of the certificate representing such share of Old Vicor common stock in the manner provided in our merger agreement with Old Vicor. We also assumed all outstanding options and warrants to purchase Old Vicor common stock which were not exercised, cancelled, exchanged, terminated, or expired. Upon the consummation of the Merger, we were obligated to issue an aggregate of 22,993,723 shares of our common stock to Old Vicor’s former common stockholders and 157,592 shares of our Series A 8.0% Convertible Cumulative Preferred Stock (‘‘Preferred Stock’’) to Old Vicor’s former preferred stockholders. In addition, all securities convertible or exercisable into shares of Old Vicor’s capital stock outstanding immediately prior to the Merger (excluding Old Vicor’s preferred stock and convertible debt) were cancelled, and the holders thereof received similar securities for the purchase of an aggregate of 800,250 shares of our common stock. Old Vicor’s former stockholders now own, on a fully-diluted basis, approximately 90% of the outstanding shares of our common stock. Upon consummation of the Merger, approximately 93% of Old Vicor’s stockholders agreed to refrain from transferring, selling or assigning their shares of our common stock for a period of at least one year after the effective time of the Merger without the written consent of WestPark Capital, Inc. (‘‘WestPark’’). These lock-up agreements expired on March 30, 2008 and the Old Vicor shareholders are eligible to resell the shares which they acquired in the Merger.

The Merger was accounted for as a reverse acquisition, to be applied as an equity recapitalization in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, SRKP was treated as the ‘‘acquired’’ company forfinancial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Old Vicor issuing stock for the net monetary assets of SRKP, accompanied by a recapitalization. The net monetary assets of SRKP were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of Old Vicor was carried forward after the Merger. Operations prior to the Merger are those of Old Vicor.

On March 30, 2007, our Board of Directors approved the short form merger pursuant to which Old Vicor merged with and into our company, leaving our company as the surviving corporation. In connection with this merger, we relinquished the corporate name ‘‘SRKP 6, Inc.’’ and assumed in its place the name ‘‘Vicor Technologies, Inc.’’ The short form merger and name change became effective on March 31, 2007.

The address of our principal executive office is 2300 NW Corporate Boulevard, Suite 123, Boca Raton, Florida 33431, and our telephone number is (561) 995-7313.

Our Business

General Overview

We are a biotechnology company dedicated to the development of innovative diagnostic and therapeutic products. Our medical device, the PD2i Cardiac Analyzer (‘‘Analyzer’’), is based on a patented, proprietary algorithm which we believe accurately risk stratifies patients into those who are at high or low risk of suffering a fatal arrhythmic event or Sudden Cardiac Death (‘‘SCD’’) within a six month time frame. SCD is the leading cause of natural death in the United States each year with 500,000 reported cases. We plan to file for 510(k) device approval based upon the completion of a large-scale clinical trial (VITAL) (‘‘Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmic Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients’’) which began patient enrollment in November 2006. The trial will be coordinated by the Harvard Clinical Research Institute (a Harvard University affiliate), and Target Health, Inc. (New York, New York). Our therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring bioactive molecules derived from state-dependent physiologies such as hibernation.

We own all of the outstanding common stock of Nonlinear Medicine, Inc., a Delaware corporation (‘‘NMI’’), and Stasys Technologies, Inc., a Delaware corporation (‘‘STI’’). We have no operations independent of our wholly owned subsidiaries. NMI owns all of our intellectual property related to our diagnostic products. STI owns all of our intellectual property related to our therapeutic products.

Our Diagnostic Platform — PD2I Cardiac Analyzer

In May 2003, we, through our wholly-owned subsidiary, NMI, entered into an Asset Purchase Agreement, as amended in September 2003 (the ‘‘Purchase Agreement’’), with Enhanced Cardiology, Inc (‘‘ECI’’) The Purchase Agreement called for NMI to acquire certain patents in exchange for total consideration of $252,000, of which $175,000 was to be paid upon execution of the Purchase Agreement and $77,000 was to be paid pursuant to a six-month consulting agreement with Michael Greer, a principal shareholder of ECI, which ended on June 30, 2004. We paid $175,000 in October 2003 and NMI acquired the patents free of any liens or encumbrances. The $252,000 has been capitalized and included in our consolidated financial statements. The remaining $77,000 due under the consulting agreement must still be paid.

In October 2002, we entered into a Purchase and Royalty Agreement, as amended in July and September 2003 (the ‘‘Royalty Agreement’’) with Dr. James E. Skinner, our Vice President and Director of Research and Development and a director of the Company, to acquire the software related to the Analyzer. The total purchase price for the software was $200,000. To date, we have paid $100,000 and we are required to pay the remaining $100,000 when we begin receiving revenues from the Analyzer in an amount equal to 10% of any gross revenues that we receive from the sale, licensing, distribution or other use of the Analyzer. The Royalty Agreement further provides for an additional ongoing royalty to be paid to Dr. Skinner of 10% of revenues received by us from any activities that utilize the Analyzer, including, without limitation, licensing and sales of the Analyzer for the life of the patents. These royalty payments will commence after we have recovered our development costs in full.

The Analyzer is a noninvasive heart monitoring system that we believe has the capability to accurately predict Sudden Cardiac Death or SCD, which can help solve a central problem of cardiovascular disease diagnosis. The Analyzer is based on a series of patented algorithms that examine the relationship of nonlinear dynamics to heart rate variability.

Our PD2i Cardiac Analyzer addresses a significant health care issue which involves a patient cohort of at least 12,000,000 patients. This patient cohort is composed of the MADIT-II (Multicenter Automatic Defibrillator Implantation Trial II)/SCD-HeFT (Sudden Cardiac Death in Heart Failure Trial,) patient population; many of whom may need an Implantable Cardioverter Defibrillator (‘‘ICD’’) as life saving therapy. However, it has been noted in recent registry studies that over 70% of the implanted ICD’s never have an appropriate firing. We believe this over-implantation has lead to a substantial and unnecessary medical cost burden and places patients at risk because of the complications which can accompany this surgery. There is also the risk of not identifying patients who need this life-saving therapy, because current risk stratification criteria do not provide physicians with the ability to accurately risk stratify their patients.

The PD2i algorithm provides a method for evaluating electrophysiological potentials (from electrocardiograms) with a high sensitivity and high specificity used to predict future pathological events, such as fatal cardiac arrhythmias. The PD2i algorithm is designed to detect deterministic, low-dimensional excursions in nonstationary heartbeat intervals. The PD2i algorithm uses an analytic measure that is deterministic and non-linear. It is based on caused variation in data, does not require stationarity, and actually tracks nonstationary changes in the data. It is sensitive to chaotic as well as nonchaotic, linear data.

The key to understanding what the Analyzer does and why we believe it is superior to all other devices in predicting SCD is based on neuro-cardiac relationships defining the connection between the variation of the heartbeat intervals and the heart’s vulnerability to arrhythmogenesis. Our analytical approach to quantifying these neuro-cardiac relationships utilizes the relatively new field of nonlinear dynamics. As opposed to using an algorithm based on a linear stochastic model, such as standard deviation, the Analyzer measures variability that is based on a nonlinear deterministic model.

The Analyzer requires a data collection window of only approximately twenty minutes and is performed on a resting patient; hence, elevated heart rates and stress testing are not required. The Analyzer performs automatically and, with the click of a button, test results appear as negative or positive that can be easily discerned by a physician. Reports can be printed and viewed on the screen of a computer. The device is user-friendly because it is PC-based and Windows integrated. The entire system is lightweight and completely portable.

To date, we have concentrated our research and development efforts exclusively on the Analyzer’s ability to detect SCD. We anticipate, however, that the Analyzer’s diagnostic applications will also predict Alzheimer’s Disease and other disorders and diseases. We have a pilot study ready to commence upon funding with the Louis and Anne Green Memory and Wellness Center at Florida Atlantic University under the direction of Ruth Tappen Ed, RN, FAAN who is the Christine E. Lynn Eminent Scholar and Professor at the University. The Co-Investigator will be Dr. Peter Holland who is the Psychopharmaceutical Research Director at the Louis and Anne Green Memory and Wellness Center.

We signed a Collaborative Research and Development Agreement (CRADA) with the United States Army on January 23, 2008. Under this CRADA, the U.S. Army, through the United States Army Institute of Surgical Research (USAISR), is exploring ways to assess the severity of injury, and probability of survival, of critically injured combat casualties and critically ill civilian patients. The intention is for the medical personnel at USAISR, in conjunction with our personnel, to test the Company’s PD2i algorithm in several diverse cohorts of animal data as well as in human trauma, ICU patients and combat casualties. It is our mutual expectation that deterioration in status due to trauma and/or hemorrhage will lead to dimensional reductions reflected by the PD2i value. As of March 31, 2008, two experiments have been completed under this CRADA. As the work with USAISR progresses, we are planning to discuss with the Food and Drug Administration the 510(k) approval for the military application, as well as the use of PD2i in civilian trauma and emergency response utilizing clinical data already obtained by USAISR.

Background of SCD

SCD is a sudden, unexpected death caused by loss of heart function. It is the largest cause of natural death in the United States, causing about 500,000 adult deaths each year. SCD is caused by arrhythmias (abnormal heart rhythms). The most common life-threatening arrhythmia is ventricular fibrillation, an erratic, disorganized firing of impulses from the ventricles. When this occurs, the heart is unable to pump blood, and death will occur within minutes, if left untreated.

SCD is not a heart attack. A heart attack occurs due to blockage in one or more of the coronary arteries that feed the heart muscle, resulting in lack of blood flow to the heart muscle. The heart becomes damaged. In contrast, during sudden cardiac death, the electrical system to the heart suddenly becomes irregular. The ventricles may flutter or quiver (ventricular fibrillation), and blood is not delivered to the body. Of greatest concern in the first few minutes is that blood flow to the brain will be reduced so drastically, a person will lose consciousness. Death follows unless emergency treatment is begun immediately.

SCD can be treated and reversed, but emergency action must take place almost immediately. Survival can be as high as approximately 90% if treatment is initiated within the first minutes after SCD. The survival rate decreases by about 10% each minute longer. Proper evaluation by a physician can prevent SCD. Evaluation includes a patient history as well as a diagnostic test to determine the patient’s risk of developing SCD.

Existing Diagnostic Tools for SCD

Current diagnostic tests include noninvasive diagnostic tools such as an electrocardiogram or ECG, ambulatory monitoring, or echocardiography, and invasive diagnostic tools such as cardiac catheterization or an electrophysiology study.

The current invasive diagnostic tools have all of the risks that accompany any major surgery. We believe that the current noninvasive diagnostic tools suffer from two significant drawbacks. First, the current noninvasive diagnostic tools are inaccurate because they are based on random variation in the data (stochastic), the system generating the data cannot change during the recording, and are insensitive to nonlinearities in the data. Second, the current noninvasive diagnostic tools require a stress test, which brings its own risks.

Regulatory Approval Process

United States.    The Analyzer has not been approved by any governmental regulatory agency, including the FDA. Until the FDA approves the Analyzer, the Analyzer cannot be marketed or distributed in the United States.

The FDA classifies medical devices into Class I, II, and III. The amount of regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. A full premarket notification process, required for Class III devices, is the most detailed process, requiring the submission of clinical data to support claims made for the device. The full premarket notification process is an actual approval of the device by the FDA. Class II devices require premarket notification on a 510(k) application. A 510(k) application is a premarketing submission made to the FDA to demonstrate that the device to be marketed is as safe and effective — that is, substantially equivalent — to a legally marketed device or, what we call a predicate device that is not subject to premarket approval. The FDA has advised management that the predicate device for the Analyzer is a Class II device (pursuant to 21 C.F.R. §870.2340 — Cardiovascular Devices — Cardiovascular Monitoring Devices — Electrocardiograph); thus the Analyzer is only subject to the less onerous premarket notification on a 510(k) application.

Investigational Device Exemption (IDE).    In certain cases, including ours, the 510(k) application requires the submission of clinical data to support claims made for the device. For the FDA to permit applicants to undertake a clinical trial using unapproved medical devices on human subjects, applicants are required to seek an Investigational Device Exemption, or what we call an IDE. Clinical studies with devices of significant risk must be approved by the FDA and by an Institutional Review Board or IRB before the study can begin. Studies with devices of nonsignificant risk only need be approved by the IRB before the study can begin. The FDA has advised our management that the Analyzer is a non-significant risk device. Thus, we are not required to obtain FDA approval of the IDE.

510(k) Application.    Once the 510(k) application is received by the FDA, a preliminary screening is undertaken. If the 510(k) is found to contain all the required elements, it will be assigned to a reviewer. When the reviewer needs additional information to complete the review, he or she will contact the applicant with a simple request or prepare a deficiency letter that will detail the additional information needed. The 510(k) applications are reviewed, in order, according to the original or additional information receipt date. After the technical review is completed, the reviewer’s recommendation is forwarded to the division director for concurrence. If the division director concurs, then the FDA will issue the decision letter to the applicant. Generally, the FDA decision takes 90 to 180 days after the FDA receives the 510(k) application. However, certain items, including the amount of time it takes an applicant to respond to any FDA requests for additional information, may delay the FDA decision.

Our Status.    The VITAL trial was initiated in August 2006 and is being conducted by the Harvard Clinical Research Institute (‘‘HCRI’’) which is responsible for the overall coordination and monitoring of the trial. The FDA, in pre-IDE (Investigational Device Exemption) meetings, agreed to the final PD2i protocol and study design for the pivotal VITAL study. Target Health, Inc., a full service contract research organization is responsible for developing the electronic case report form to permit the gathering of patient data via the Internet, and will be responsible for preparing and submitting our Premarket Notification 510(k).

•	700-900 patients (MADIT-II/SCD-HeFT patient cohort)

•	30-60 Sites

•	Coordinated by the HCRI

•	Director: Dr. Matt Reynolds

•	Final protocol has been approved by FDA

•	First patient enrolled in November 2006

•	510(k) Submission anticipated in 2009

As of March 31, 2008, 18 sites were enrolling patients and approximately 80 patients had been enrolled to date.

Europe.    The Analyzer has not been approved by the European Union. Until we receive a Certificate of Registration, we cannot market or distribute the Analyzer in the European Union.

Obtaining CE Mark Certification.    We are required to receive a CE Mark certification, an international symbol of quality and compliance with applicable European community medical device directives. In particular, we must comply with the Essential Requirements of the Medical Devices Directive, which primarily relate to safety and performance, and to undergo conformity assessment certification by a Notified Body in order to qualify for CE Mark approval.

Our Status.    As of December 31, 2007, we have not commenced this approval process, however, we plan to begin this process in the second quarter of 2008.

Marketing Strategy for the Analyzer

After analyzing the United States heart rate variability market (acute care and non-acute care), our marketing strategy is to segment the cardiologist market and target technology friendly, early adopters first. The United States market only represents a fraction of the total potential worldwide market for the Analyzer. We anticipate marketing the Analyzer in Europe if we receive CE mark clearance. We have not determined our marketing strategy for Europe.

The Analyzer’s Competition

Non-invasive diagnostic tools for SCD are relatively new in the cardiac diagnostic field, thus the current market competition for this type of product is limited.

The major direct competitor of the Analyzer is Cambridge Heart, Inc. (‘‘Cambridge Heart’’). According to their filings with the SEC, Cambridge Heart has several products, including the Heartwave System, CH 2000 Cardiac Stress Test System, and Micro-V Alternans Sensors. All of their products have received 510(k) clearance from the FDA for sale in the United States. They have also received the CE mark for sale in Europe and have been approved for sale by the Japanese Ministry of Health, Labor and Welfare. Cambridge Heart commenced sales in 2000.

We believe that our PD2i Cardiac Analyzer has significant and cost effective advantages versus the Cambridge Heart, Inc. CAMB Model CH 2000 Cardiac Diagnostic System. We believe our PD2i Cardiac Analyzer delivers a more accurate prediction of SCD, is substantially less expensive and is a procedure that is more patient friendly.

Key disadvantages of the Cambridge Heart products vs. our product

•	Requires a stress test to capture the T-wave alternans

•	The stress test itself is not without risk; it could induce heart failure

•	The procedure requires costly electrodes which are not reimbursed

•	Most importantly — the procedure cannot be performed on patients:

•	exhibiting ectopic or irregular heartbeats, or

•	taking beta-blockers used to treat coronary artery disease

PD2i Competitive Advantages

•	Avoids risks associated with a cardiac stress test

•	Performed on a resting patient in any environment

•	Can be performed without specialized equipment

•	Costly electrodes are not required

•	PD2i is not derailed by ectopic or irregular heartbeats

•	PD2i is not affected by common cardiac drugs

•	No significant up-front equipment cost to the physician

Manufacturing

We do not manufacture our products and anticipate that we will not manufacture any of our products at any time. We expect our products to be manufactured by unrelated parties.

Drug Discovery Platform (Therapeutic Products)

The mission of our drug discovery platform is to focus on the pre-clinical and early clinical development of products for the treatment of an array of human diseases such as cerebral ischemia (stroke), cardiac ischemia, kidney failure, organ transplantation and preservation, hypertension, obesity, and thrombolytic diseases. At the present time, our drug discovery platform is not-active. Since 2003, to conserve cash and to focus on the FDA approval of the Analyzer, we have halted all research related to our drug platform.

We anticipate that our products will use specific naturally occurring peptides and proteins derived from ‘‘state-dependent’’ physiologies. When we refer to state-dependent physiologies we are discussing the naturally occurring process under which certain mammals engage in ‘‘altered physiologic states’’ such as hibernation, REM sleep and pregnancy. During these altered physiologic states, these mammals produce a variety of bioactive molecules. We believe that it is these molecules that lead to the altered physiological states such as blood pressure reduction, loss of appetite and thirst, diminished cancerous cell growth and reproduction, urea recycling and tissue and organ preservation.

Our initial drug discovery efforts related to those state-dependent peptides and proteins released during hibernation. Hibernation is a complex grouping of individual physiologies that are spread out over time. Cessation of appetite occurs many weeks before the animal goes into the sleep-like state in which blood pressure and metabolism are reduced. It is the separate and specific individual physiologies that are of interest to us for pharmaceutical development, not the complex event of hibernation itself. It has been demonstrated, for example, that blood-pressure elevations can be reduced to normal in awake non-hibernating animals without inducing all of the other hibernation-related physiologies (e.g., appetite suppression). We believe that similar results can be achieved with other physiologies.

We developed a strategy, which we believe will enable us to isolate the naturally occurring, state dependent, non-toxic bioactive molecules that are produced during hibernation of certain mammals, such as the Woodchuck. We anticipate using these molecules, as well as its derivatives, to treat major human diseases such as stroke and cardiac ischemia. Through the execution of this strategy in 2000-2003, we identified the amino acid sequence of several peptides discovered in the blood of hibernating mammals (some of which are also found in humans), which have been successfully tested for efficacy in pre-clinical animal studies of cerebral ischemia. This animal model replicates human stroke. These ischemia-preventing molecules have also been shown to be non-toxic in animal toxicology studies.

We also conducted a pre- IND briefing meeting with the FDA in March 2003 to develop the Clinical Development Plan for the Company’s lead stroke compound as part of the Investigational New Drug (IND) process. We filed our United States Utility and Foreign Patent Application in February 2003. The U.S. Patent and Trademark Office (the ‘‘PTO’’) has advised us through patent counsel that certain important claims relating to the drug discovery platform (the ‘‘Anti-infarction patent’’) and its applicability for stroke would be allowed, thus permitting the issuance of one or more patents. .

Background of Cerebral and Cardiac Ischemia

Stroke.    Stroke is the United States’ third leading cause of death, killing nearly 160,000 Americans every year. Every year approximately 750,000 Americans have a new or recurrent stroke. Strokes currently are classified as either hemorrhagic or ischemic. Acute ischemic stroke refers to strokes caused by thrombosis or embolism and accounts for 80% of all strokes.

Generally, there are three treatment stages for stroke: prevention, therapy immediately after stroke, and post-stroke rehabilitation. Therapies to prevent stroke are based on treating an individual’s underlying risk factors. Acute stroke therapies try to stop a stroke while it is happening. Post-stroke rehabilitation seeks to overcome disabilities that result from stroke damage. Medication or drug therapy is the most common treatment for stroke.

Without prompt medical treatment the larger area of brain cells, called the penumbra, will die. Given the rapid pace of the ischemic cascade, the ‘‘window of opportunity’’ for interventional treatment is about six hours. Beyond this window, reestablishment of blood flow and administration of neuroprotective agents may fail to help and can potentially cause further damage. Within the last decade, researchers have learned exactly why brain cells die during stroke. Most strokes culminate in a core area of cell death (infarction) in which blood flow is so drastically reduced that the cells usually cannot recover. This threshold seems to occur when cerebral blood flow is 20 percent of normal or less. Without neuroprotective agents, nerve cells facing 80 to 100 percent ischemia will be irreversibly damaged within a few minutes. Surrounding the ischemic core is another area of tissue called the ‘‘ischemic penumbra’’ or ‘‘transitional zone’’ in which cerebral blood flow is between 20 and 50 percent of normal. Cells in this area are endangered, but not yet irreversibly damaged.

Heart Attack and Arrhythmic Death.    According to the American Heart Association, heart attack is the number one killer in the U.S., larger than stroke and cancer combined. Heart attack, like stroke, is caused by ischemia (i.e., loss or reduction of blood flow) and it is often associated with fatal cardiac arrhythmias. Approximately 450,000 Americans die suddenly and unexpectedly each year of fatal cardiac arrhythmias. Myocardial ischemia, however, only accounts for about half the arrhythmic deaths. The other victims do not have significant cardiovascular disease or any evidence of severe myocardial ischemia. Animal studies support the separation of ischemic injury from arrhythmic death and demonstrate that specific cerebral systems project neural activities to the heart that are both necessary and sufficient to elicit lethal arrhythmias. Coronary occlusion per se is neither necessary nor sufficient and therefore cannot be the direct cause.

Regulatory Approval Process

Our Status.    As of December 31, 2007, we are still in the pre-clinical testing phase with respect to our drug discovery platform and are awaiting patent issuance and sufficient funding to enable us to continue development. Since 2003, to conserve cash and to focus on the FDA approval of the Analyzer, we have halted all research related to our drug platform.

Patent and Proprietary Rights

As of March 3, 2008, we own four issued United States patents and three United States pending patent applications. Our issued patents expire in 2024. In addition, we currently have 31 foreign pending patent applications. We have filed patents with Australia, Brazil, Canada, China (Peoples Republic), European Patent Office, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, South Africa, South Korea, Taiwan, and Thailand. We have also filed patents pursuant to the Eurasian Patent Convention and the Patent Cooperation Treaty.

The following U.S. patents have been issued to us or are in prosecution related to our PD2i technology:

1.	PD2i Electrophysiological Analyzer. United States Number 5,709,214. Patent issued January 20, 1998.

2.	PD2i Electrophysiological Analyzer. United States Number 5,720,294. Patent issued February 24, 1998.

3.	Improved Method and System for Detecting and/or Predicting Biological Anomalies. United States Number 7,076,288. Patent issued July 11, 2006.

4.	Use of PD2i Algorithm to Predict and/or Diagnose Cerebral Disorders. United States Number 7,276,026. Patent issued October 2, 2007.

5.	Knowledge Determination System. Patent applied for January 14, 2005. Number 11/332,066.

6.	PD2i Cardiac Analyzer V2.0. Patent applied for August 31, 2006. Number 60/824,170.

7.	Anti-Infarction Molecules. Patent applied for December 11, 2003. Number 20030228371.

Trademarks

We pursue and maintain trademark protection in the United States and worldwide. As of March 3, 2008, we own one United States registered trademark for PD2i. This is the trademark which will designate the products which are anticipated to be sold by NMI related to our diagnostic platform utilizing the PD2i algorithm.

Research and Development

Our research and development expenses for 2006 and 2007 were approximately $719,000 and $758,000, respectively. These research and development expenses include, but were not limited to, salary and fringe benefit costs for employees who were engaged in research, development, clinical and regulatory activities. In addition, all clinical trial costs, clinical and regulatory consulting and contract manufacturing costs are included. Chemicals, laboratory supplies and sponsored research activities are also included.

Employees

As of March 31, 2008, we employed six individuals, and engaged the services of several consultants. Of our six employees, three are leased under a Professional Employer Organization (PEO) arrangement pursuant to a Service Agreement with ALDA & Associates International, Inc., a consulting company owned and controlled by David Fater, our Chief Executive and Financial Officer. Of our employees, three are engaged in executive, administrative, business development and intellectual property functions, and three are engaged in research and development and clinical/regulatory activities. We anticipate that we will need to recruit additional personnel to manage our expanded research, product and clinical development programs and to pursue our business strategy.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this prospectus before purchasing shares of our common stock. If any of the following risks occur, our business, financial condition and/or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related To Our Operations

Our inability to raise at least $4.5 million to fund an essential critical trial may harm our business, cause our stock price to decline and result in significant dilution to our stockholders.

We will need at least an additional $4.5 million to fund the VITAL Trial, the pivotal study to be conducted at the HCRI. Unless we successfully complete this clinical study, we will be unable to market the Analyzer. Our cost estimate for this study of $4.5 million is based on proposals from Target Health and HCRI, the two groups that are conducting the study; however, it is possible that these cost estimates may increase.

Additional capital may not be available on acceptable terms, or at all, and the failure to obtain any such required capital would have a material adverse effect on our business. The issuance of additional equity capital, if needed, would result in dilution of the then current stockholder voting and ownership interests.

We have incurred significant operating losses since our inception that raise doubts about our ability to continue as a going concern, and if we do not achieve profitability we may be forced to cease operations.

We have a history of operating losses and have incurred losses every quarter. We are a developmental stage company that is still in the process of developing new and unproved technologies. We have incurred significant net losses since our inception, including net losses of approximately $7.3 million in 2002, $9.2 million in 2003, $3.4 million in 2004, $4.2 million in 2005, $4.6 million in 2006 and $6.1 million in 2007. As of December 31, 2007, we had an accumulated deficit of approximately $38.8 million. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability. Based on funds available to us as of December 31, 2007, our independent auditors expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds. In this regard, see

Note 2 to our audited consolidated financial statements included in this Annual Report. If we are unable to successfully implement our strategy or develop commercially successful products, we will not generate revenues and achieve profitability and may be forced to cease operations.

We are a development stage company and we may be unable to successfully develop any products.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies engaged in the development and commercialization of new technologies, particularly companies targeting markets characterized by complex regulatory issues. To address these risks, we must, among other things, respond to competitive developments, attract, retain and motivate qualified personnel, continue to develop our technology, and market and sell products in volume. We may not be successful in addressing any or all of these risks, we may not develop any commercially successful products, and we may not generate revenues or achieve or sustain significant profitability. The failure to address one or more of these risks and successfully implement our strategy could have a material adverse effect on our financial condition or results of operations. Our limited operating history in our new product areas make the prediction of future results of operations extremely difficult.

We have never generated, and we may never generate, positive cash flow.

Our business operations do not currently generate any positive cash flow. We currently do not seek or accept material amounts of consulting fees or other service revenue. We cannot predict or guarantee when we will receive cash from our operations or whether we will ever receive any cash.

Our cash position is very low relative to our anticipated cash needs.

As of March 31, 2008, we had a cash balance of approximately $550,000. This is substantially less than our projected short-term and long-term cash needs (including its fixed costs and our projected future costs). Based on our current cash flow projections, our existing cash will be depleted by July 31, 2008. For a discussion of the risks related to our ability to fund the VITAL Trial, please see the risk factor captioned ‘‘Our inability to raise at least $4.5 million to fund an essential critical trial may harm our business, cause our stock price to decline and result in significant dilution to our stockholders.’’

We may be unable to obtain additional funds necessary to sustain our business on acceptable terms or at all, which would harm our business and may require us to significantly curtail or cease our operations.

We need substantial capital to fund our business operations and finance our working capital requirements. We have experienced significant negative cash flow from operations to date and expect to continue to experience significant negative cash flow in the future. We need additional funds to sustain and expand our research and development activities and our collaborative arrangements and commence our sales and marketing activities, particularly if a well-financed competitor emerges or if there is a shift in the type of technology that is developed. Adequate funds for these and other purposes on acceptable terms, whether through additional equity financing, debt financing or other sources, may not be available when needed on commercially reasonable terms, or at all, or may result in significant dilution to existing stockholders. Our inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations and financial condition. If we are unable to raise additional funds, we will be forced to significantly curtail or cease our operations. Our ability to issue debt securities or to service any debt may also be limited by our inability to generate cash flow.

We will be dealing with new and unproven technologies.

By the nature of our business, we primarily work with and develop new and unproven technologies that have not been perfected. The perfection and validation of these technologies will require substantial additional capital investment and a significant amount of work. Additionally, most of the products and services that we contemplate will be speculative and will not be developed for commercial application at the time we decide to pursue them. We cannot be certain that any such products or services will be able to be commercialized and sold successfully or at all. The risks associated with this situation are increased because we will primarily be attempting to develop and commercialize concepts, products and services in the biotechnology area that have never been validated.

The results of future clinical studies may not support the usefulness of our technology.

We continue to participate in clinical studies relating to our technologies, including establishing the predictive value of the Analyzer. Any clinical studies or trials which fail to demonstrate, or call into question, the efficiency, efficacy, or safety of our technologies, would have a material effect on the potential market demand for our products.

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if we were unable to recruit qualified managers and key personnel in the future.

Our success will depend to a significant extent on the skills and efforts of our executive management team and our consultants, such as David H. Fater, Dr. Jerry M. Anchin, Dr. James Skinner, and Dr. Daniel Weiss and the continued contributions of the members of our Scientific Advisory Board. We currently maintain ‘‘key man’’ life insurance for Mr. Fater and Drs. Anchin and Skinner. We have entered into employment agreements with Mr. Fater, and Drs. Anchin and Skinner. Nevertheless, employment agreements do not assure the services of such personnel. Despite employment and non-competition agreements, our employees may voluntarily terminate their employment with us at any time. Our success depends on our ability to attract and retain additional qualified employees and we believe that our future success will depend in part on our ability to attract and retain additional qualified personnel. Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, some of whom have greater financial and other resources than we do. In addition, we may incur significantly increased costs in order to attract and retain skilled employees. We may be unable to attract and retain key personnel. The loss of one or more key personnel could have a material adverse effect on us and our business.

We will incur increased costs as a result of being a public company.

As an operating public company, we will incur significant legal, accounting and other expenses we did not incur as a shell company and Old Vicor did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission (‘‘SEC’’) have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make activities more time-consuming and costly. For example, as a result of becoming an operating public company, we are required to approve and adopt polices regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal control over financial reporting. In addition, we will incur additional costs, which we expect will be over $100,000 annually, associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a publicly traded company, we are subject to certain federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal control over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

Our senior management’s lack of experience managing a publicly traded company since the passage of the Sarbanes-Oxley Act of 2002 may divert management’s attention from operations and harm our business.

Our management team has no experience managing a publicly traded company since the passage of the Sarbanes-Oxley Act of 2002 and complying with federal securities laws, including compliance with recently adopted disclosure requirements on a timely basis. Our management is required to design and implement appropriate programs and policies in response to increased legal, regulatory compliance and reporting requirements, and any failure to do so could lead to the imposition of fines and penalties and harm our business.

Risks Related To Clinical Trials and Other Regulatory Matters

The medical device and pharmaceutical industries are subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our products.

Our Diagnostic Platform.    Our Analyzer has not been approved by any governmental regulatory agency, including the FDA.

Medical devices are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States, and the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-market evaluation programs. The process of obtaining marketing clearance from the FDA for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the product.

We have initiated the VITAL Trial and anticipate submitting our 510(k) Application to the FDA at the completion of the VITAL Trial. However, we may not receive the required clearance from the FDA for the Analyzer on a timely basis. The failure to receive a clearance on a timely basis will have a material adverse effect on our financial condition and results of operations.

The results of the VITAL Trial may not provide sufficient evidence to allow the FDA to grant us marketing clearance pursuant to our anticipated 510(k) Application for the Analyzer.

Our Drug Platform.    None of our drug product candidates has been approved by any governmental regulatory agency, including the FDA.

Our research, development, preclinical and, to the extent that we undertake the New Drug Application process (NDA) itself, clinical trial activities, are subject to an extensive regulatory approval process by the FDA. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain, and any regulatory approvals may contain limitations on the indicated usage of a drug, distribution restrictions or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we or our pharmaceutical licensees institute and follow a special risk management plan to monitor and manage potential safety issues, all of which may eliminate or reduce the drug’s market potential. Post-market evaluation of a product could result in marketing restrictions or withdrawal from the market.

Any or all of our drug product candidates may not receive FDA approval, even if we resume research and development activities.

If we seek to market our products in foreign jurisdictions, we will need to obtain regulatory approval in these jurisdictions.

In order to market our products in the European Union and many other foreign jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval procedures vary among countries (except with respect to the countries that are part of the European Economic Area) and can involve additional clinical testing. The time required to obtain approval may differ from that required to obtain FDA approval. Should we decide to market our products abroad, we may fail to obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may be unable to file for, and may not receive, necessary regulatory approvals to commercialize our products in any foreign market, which could adversely affect our business prospects.

If third-party contract research organizations do not perform in an acceptable and timely manner, our preclinical testing or clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. We rely and will continue to rely on clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with preclinical testing or clinical trials. The failure of any of these vendors to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements, such as good clinical and laboratory practices, or preclinical testing or clinical trial protocols, could cause a delay or otherwise adversely affect on our preclinical testing or clinical trials and ultimately on the timely advancement of our development programs.

Risks Related to the Market for Our Products

Our ability to compete successfully and achieve future revenue will depend on our ability to protect our proprietary technology.

It is possible that no patents will be issued for our potential applications and that any issued patent may not provide any competitive advantage to us or will be successfully challenged, invalidated or circumvented in the future. In addition, our competitors, many of which have substantial resources and have made significant investments in competing technologies, may seek to apply for, and obtain, patents that will prevent, limit or interfere with our ability to make, use or sell our potential products either in the United States or in international markets.

Patent applications in the United States are, in most cases, maintained in secrecy until patents issue, and publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made.

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. However, our confidentiality or proprietary information agreements may be breached, and we may have inadequate remedies for such breach. In addition, our trade secrets may become known to or be independently developed by competitors.

Any future litigation over intellectual property rights would likely involve significant expense on our part and distract our management.

Our ability to compete successfully and achieve future revenue will depend, in part, on our ability to operate without infringing on the rights of others and our ability to enforce our own intellectual property rights. Litigation or claims could result in substantial costs, and diversion of resources and could have a material adverse effect on our business, financial condition, and results of operations.

Although there are no pending lawsuits against us regarding our technology or notices that we are infringing on intellectual property rights of others, litigation or infringement claims may arise in the future.

We enter into confidentiality and non-disclosure agreements with our key employees and limit access to and distribution of our proprietary information. Such measures may not provide adequate protection for our trade secrets or other proprietary information. In addition, our trade secrets or proprietary technology may become known or be independently developed by competitors. Our failure to protect our proprietary technology could have a material adverse effect on our business, financial condition and results of operations. Companies with significantly greater resources than us may compete with our technology platform.

The success of the Analyzer will depend on our ability to obtain and maintain adequate levels of third-party reimbursement for our products.

Our ability to sell the Analyzer will depend on our ability to obtain and maintain adequate levels of third-party reimbursement for use of this product by our customers. The amount of reimbursement in the United States that is available for clinical use of the Analyzer is expected to vary. In the United States, the cost of medical care is funded, in substantial part, by government insurance programs, such as Medicare and Medicaid, and private and corporate health care plans. Third-party payers may seek to deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. We do not know whether the use of the Analyzer will ever receive third-party reimbursement. Difficulties in obtaining reimbursement, or the inadequacy of the reimbursement obtained could materially decrease any demand for our products.

We have never sold, and we may never be able to sell, any of our products.

Products developed by us, if any, may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt and timing of regulatory approvals, and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of our products and their advantages over existing technologies, as well as approved reimbursement for physicians. We may be unable to manufacture and market successfully our products even if they perform successfully in the clinical applications. Furthermore, physicians and the medical community in general may not accept and utilize any products that we may develop.

We have no experience in marketing or sales.

We have no experience in marketing or selling our products and have no marketing or sales staff. Therefore, we intend to enter into co-marketing, sales and/or licensing agreements with medical device, biotechnology and pharmaceutical companies to take advantage of their in-house expertise. Furthermore, any revenue stream and profit obtained from drug licensing agreements will be dependent on the data and the apparent likelihood of developing a novel drug. Agreements with larger pharmaceutical companies will be necessary to provide both the experience and cash flow necessary for additional clinical trials (Phase II and Phase III). No assurances can be given that we will be able to enter into such agreements with medical device, biotechnology or pharmaceutical companies, or that these agreements will be on favorable terms to the Company

We will depend on third party manufacturers to produce our products and the unavailability of qualified manufacturers could restrict our ability to manufacture and sell products.

We do not manufacture our products and we anticipate that we will not manufacture any of our products at any time. Products will be manufactured either by unrelated parties or one of our strategic partners. We may be unable to locate a suitable manufacturer to produce our products, which could harm our business.

We may be unable to keep pace with the rapid technological changes in the biotechnology industry, and as a result, our technologies may become obsolete.

The field of biotechnology is characterized by significant and extremely rapid technological change. Research and discoveries by others may result in medical insights or breakthroughs, which may render our technologies obsolete even before they generate any revenue.

We may be sued for product liability.

We may be held liable if any product we develop, or any product that is made with the use of any of our technologies, causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. We currently have limited product liability insurance that may not fully cover our potential liabilities. In addition, if we attempt to obtain additional product liability insurance coverage, this additional insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborative partners. If we are sued for any injury caused by our products, our liability could exceed our total assets.

Risks Related to an Investment in Our Common Stock

The trading of our common stock on the OTCBB and the designation of our common stock as a ‘‘penny stock’’ could impact the trading market for our common stock.

Our securities, traded on the Over-the-Counter Bulletin Board (‘‘OTC Bulletin Board’’) may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase ‘‘accredited investors’’ means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop.

In addition, the SEC has adopted a number of rules to regulate ‘‘penny stock’’ that restrict transactions involving these securities, including Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. ‘‘Penny stocks’’ generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Because our common stock may constitute ‘‘penny stock’’ within the meaning of the rules, the rules would apply to us and to our securities. If our securities become subject to the penny stock rules, stockholders may find it more difficult to sell their securities.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) ‘‘boiler room’’ practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although our management does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell substantial amounts of our common stock, or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of February 29, 2008, we have outstanding (i) 26,252,550 shares of common stock, (ii) 157,592 shares of Preferred Stock convertible into 157,592 shares of our common stock and (iii) warrants and options to purchase an aggregate of 1,201,806 shares of our common stock. We also are obligated to issue up to (iv) 1,271,111 shares of our common stock upon conversion of the 10% convertible notes, (v) 3,298,000 shares of our common stock upon conversion of the 12% convertible notes and (vi) 1,564,000 shares of our common stock upon conversion of the 10% convertible bridge notes. Through March 28, 2008, we sold $1,016,500 of our Series B 8% Junior Convertible Preferred Stock (‘‘Series B Stock’’) which will convert into 1,270,625 shares of common stock. Also included with the Series B Stock are 1,270,625 warrants convertible into shares of common stock at $1.00 per share. As of March 31, 2008, 22,993,723 shares of our common stock issued to the Old Vicor stockholders in the Merger will be available for resale pursuant to Rule 144 and other applicable exemptions under the Securities Act. If a substantial number of shares are sold by the Old Vicor stockholders, it may have a negative impact on our stock price.

We do not pay cash dividends to our stockholders and have no plans to pay future cash dividends.

We plan to retain earnings, if any, to finance future growth and have no current plans to pay future cash dividends to stockholders. Because we do not pay cash dividends, holders of our securities will experience a gain on their investment in our securities only in the case of an appreciation of value of our securities.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings per share.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership.

Our officers, directors and principal stockholders, controlling approximately 26% of our outstanding common stock, can exert significant influence over us and may make decisions that are not in the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 26% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Anti-takeover provisions may limit the ability of another party to acquire us, which could negatively affect our stock price.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders.

The combination of these provisions, as well as Delaware law, effectively inhibits a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Item 2.    Description of Property.

We have one facility which is leased, a corporate office in Boca Raton, Florida. Our corporate office is staffed by six people devoted to corporate development, research and development, clinical affairs management and operations. Our corporate office is located at 2300 NW Corporate Boulevard, Suite 123, Boca Raton, Florida 33431.

Item 3.    Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock is quoted on the OTC Bulletin Board under the symbol ‘‘VCRT.OB’’ since July 9, 2007. Prior to the third quarter of 2007, there was no established trading market for our common stock. The following table sets forth, for the periods since commencement of trading, the high and low prices for the common stock.

Year Ended December 31, 2007	High	Low
Third Quarter	$5.00	$1.00
Fourth Quarter	$1.55	$0.99

On March 28, 2008, the closing sales price of our common stock as reported on the OTC Bulletin Board was $0.75 per share. As of February 29, 2008, there were approximately 587 record holders of our common stock. Our transfer agent is Corporate Stock Transfer of Denver, Co.

Dividends

We have never paid dividends on our common stock. We intend to retain our future earnings to re-invest in our ongoing business.

Registration Rights Agreements

In connection with the Merger, we entered into registration rights agreements (‘‘Registration Rights Agreements’’) with (i) certain persons who were our stockholders before the closing of the Merger (‘‘Original Stockholders’’) and (ii) WestPark, our financial advisor and persons who were affiliated with WestPark (the ‘‘WestPark Stockholders’’). We filed a registration statement relating to the resale of shares of common stock held by the Original Stockholders, which was declared effective by the SEC on June 28, 2007. We are obligated to use our reasonable best efforts to maintain the effectiveness of this registration statements for a period of 24 months at our expense. We are also obligated to file and maintain an effective registration statement relating to the resale of shares of our common stock by the West Park Stockholders, which we must keep effective for a period of 24 months at our expense .

Recent Sales of Unregistered Securities

On February 26, 2007, we borrowed $200,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from Mr. Fater, our Chief Executive Officer and Chief Financial Officer, as standby collateral. On April 30, 2007, we borrowed another $100,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.13%. As a condition to making the April loan, Colonial Bank received a $100,000 certificate of deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, our Board of Directors authorized the monthly issuance of 291 shares (subject to adjustment to 728 shares per month after commencement of trading on the OTC Bulletin Board) to Mr. Fater for the February loan and 146 shares (increased to 364 after our common stock is trading) for the August loan. As of December 31 2007, the Company had issued an aggregate of 8,328 shares of common stock to Mr. Fater related to the February 2007 and April 2007 Colonial Bank transactions. We issued the shares to Mr. Fater in reliance upon Section 4(2) of the Securities Act of 1933, because he was knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On June 11, 2007, we issued an aggregate of 27,500 shares of our common stock as compensation to members of our Scientific Advisory Board, including 4,000 shares to Dr. Edward M. Wiesmeier, a director, and 2,500 shares to Dr. Daniel N. Weiss, our Chief Medical Officer and a director. On November 29, 2007, we issued an additional 32,700 shares to two members of our Scientific Advisory Board, including 27,500 to Daniel Weiss, our Chief Medical Officer. We issued these shares to the these individuals, in reliance upon Section 4(2) of the Securities Act, because these individuals were knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During the quarter ended June 30, 2007, two members of our Scientific Advisory Board and one member of our National Cardiac Panel exercised an aggregate of 155,400 warrants through cashless exercises of their warrants and received 115,400 shares of our common stock. During the quarter ended June 30, 2007, one warrant holder exercised a warrant to acquire 444 shares of our common stock and paid for these shares with cash. During the quarter ended December 31, 2007, two warrant holders exercised warrants to acquire an aggregate of 1,000 shares of our common stock and paid for these shares with cash. We issued these shares to these warrant holders, in reliance upon Section 4(2) of the Securities Act, because the warrant holders were knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the certificates representing the shares acquired upon exercise of the warrants stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

During July 2007 and November 2007, we negotiated an extension of the 15% Notes until October 31, 2007 and January 31, 2008, in consideration of continuing interest payments and the issuance of an aggregate of 120,000 shares of our common stock to the note holders. In November 2007, we issued 40,000 shares of our common stock to an accredited investor in exchange for a $200,000 investment in a 15% Note. We issued these shares to the note holders, in reliance upon Section 4(2) of the Securities Act, because the note holders were knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On August 8, 2007, we issued 122,500 options and 375,000 warrants to our employees, directors and consultants.     All of these options and warrants are immediately exercisable and expire on August 7, 2017. The options have an exercise price of $0.68 per share, except for 37,500 options which have an exercise price of $1.00 per share and the warrants have an exercise price of $1.00. We issued these securities to our employees, directors and consultants, in reliance upon Section 4(2) of the Securities Act, because they were knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the option and warrant agreements stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

On December 6, 2007, we issued an aggregate of 9,500 shares to an individual for consulting services. We issued these shares to the consultant in reliance upon Section 4(2) of the Securities Act, because he was knowledgeable, sophisticated and had access to comprehensive information about us. We placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

The following Management’s Discussion and Analysis or Plan of Operations (‘‘MD&A’’) should be read in conjunction with our consolidated financial statements and related notes contained in Item 7 of this Annual Report Form 10-KSB. The following Management’s Discussion and Analysis or Plan of Operations includes the following sections:

•	Plan of Operation

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Going Concern

•	Off Balance Sheet Arrangements

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled ‘‘Risk Factors’’ in Item 1 on pages 9 through 17 for important information to consider when evaluating such statements. You should read this MD&A in conjunction with the Company’s financial statements and related notes included in Item 7.

Plan of Operation

As a development-stage enterprise, we have no revenues and cannot expect revenues in the foreseeable future until FDA or CE Mark clearance is obtained for the Analyzer or other products for which approval is being sought. We obtained Phase I and II Small Business Innovation Research (‘‘SBIR’’) Grants in 2003-2005 amounting to a total of $850,000. The funds were utilized to develop software for the Analyzer ($100,000) and to conduct a study of 600 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the grant was to test and establish ‘‘good medical practice’’ through wide experimental use of the Analyzer at different emergency room sites with high risk patients. Follow-up for these patients has been completed and data analysis is in process. We treated the funds received for this grant as revenues in our consolidated financial statements.

At December 31, 2007, our cash balance was $4,000. From January 1, 2006 to December 31, 2006, we sold approximately $1.7 million of 12% Convertible Bridge Promissory Notes and $912,000 of 12% Convertible Promissory Notes. Additionally, through December 2007, we sold $400,000 of 15% Promissory Notes; obtained a $300,000 loan from a bank; two of our officers and founding shareholders sold shares of our common stock for aggregate proceeds of $177,500 and contributed the proceeds to the Company’s capital; and we sold $1,251,000 of the 10% Bridge Notes. Additionally, through March 28, 2008, we sold approximately $1,016,500 of the Series B Stock. Management believes it has sufficient funds to continue operations until the end of July 2008.

Our plan of operation consists of:

1.	Continuing our pivotal clinical trial to obtain FDA clearance for the Analyzer which commenced in August 2006 with expenditures of $247,000. The trial, named ‘‘Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients’’ (‘‘The VITAL Trial’’), will provide the data for the 510(k) to be submitted to the FDA upon its completion When the VITAL Trial is fully initiated, Vicor will have spent approximately $1,000,000 for the costs and expenses involved in initiating the VITAL Trial and will incur ongoing payments of approximately $125,000 per month.

2.	Completing the research under the Collaborative Research and Development Agreement (CRADA) with the United States Army Institute of Surgical Research (USAISR) to explore ways to assess the severity of injury, and probability of survival, of critically injured combat casualties and critically ill civilian patients. The intention of the research is for the medical personnel at USAISR, in conjunction with Vicor personnel, to test Vicor’s PD2i algorithm in several diverse cohorts of animal data as well as in human trauma, ICU patients and combat casualties. It is our mutual expectation that deterioration in status due to trauma and/or hemorrhage will lead to dimensional reductions reflected by the PD2i. The clinical data generated in conjunction with USAISR will be used by Vicor in a 510(k) filing with the FDA for approval of the Analyzer in military and civilian trauma and emergency response applications (expected to be later in 2008).

3.	Raising additional capital with which to fund the completion of the VITAL Trial and ongoing operations.

4.	Securing CE Mark clearance in Europe for the Analyzer for the Sudden Cardiac Death Application which may permit the generation of revenues in 2008.

5.	Maintaining the Company’s selling, general and administrative expenses at approximately $125,000-$150,000 per month.

However, we cannot assure that we will be successful in raising additional capital. Further, we cannot assure you, assuming that we raise additional funds, that we will achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Critical Accounting Policies and Estimates

The following are deemed to be the most significant accounting policies affecting the Company and our results of operations:

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

Revenue Recognition

As a development-stage enterprise, we have no revenues and cannot expect revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of our products. We obtained Phase I and II SBIR Grants in 2003-2006 amounting to a total of $850,000. We have treated the funds received for these Grants as revenues in our consolidated financial statements and recorded costs when incurred to perform such research and development activities.

Accounting for Stock-Based Compensation

We have recorded equity-based compensation expense for employees and non-employees in accordance with the fair-value provisions of SFAS 123R, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.

Results of Operations

The following tables sets forth the amounts of expenses and percentages of total represented by certain items reflected in the Company’s consolidated statements of operations for each of the years ended December 31, 2006 and 2007 and Inception to December 31, 2007.

	Years Ended December 31,				Inception to Years Ended December 31,
	2006		2007		2007
			(unaudited)		(unaudited)
Revenues	$22,000	0.5%	$12,000	0.2%	$844,000	2.1%
Operating expenses:
Research and development	719,000	15.6%	758,000	12.5%	$13,070,000	33.1%
Selling, general and administrative expenses	2,886,000	62.7%	3,065,000	50.4%	$22,674,000	57.5%
Depreciation and Amortization	47,000	1.0%	43,000	0.7%	$241,000	0.6%
Interest Expense	950,000	20.6%	2,214,000	36.4%	$3,482,000	8.8%
Total operating expenses	4,602,000	100.0%	6,080,000	100.0%	$39,467,000	100.0%
Loss before dividend	(4,580,000)	−99.5%	(6,068,000)	−99.8%	$(38,623,000)	−97.9%
Dividend related to Series A preferred stock	(47,000)	−1.0%	(51,000)	−0.8%	$(188,000)	−0.5%
Net loss applicable to common stock	$(4,627,000)	−100.5%	$(6,119,000)	−100.6%	$(38,811,000)	−98.3%

Year Ending December 31, 2006 Compared to December 31, 2007

Research and Development

For the year ended December 31, 2006, research and development costs amounted to $719,000, or 15.6% of total expenses, compared to $758,000, or 12.5% of total expenses, for the year ended December 31, 2007. In fiscal 2006, we incurred $383,000 related to the VITAL trial compared to $430,000 in 2007. The increase in 2007 was attributable principally to the ongoing costs associated with increased enrollment in VITAL trial. The results of the VITAL Trial will serve as the basis for the Company’s 510(k) filing with the FDA upon completion of the trial. The VITAL Trial is expected to cost in excess of $4,500,000.

Selling, General and Administrative

For the year ended December 31, 2006, selling, general and administrative costs amounted to $2,886,000, or 62.7.6% of total expenses, compared to $3,065,000, or 50.4% of total expenses, for the year ended December 31, 2007. For the year ended December 31, 2007 the increase in total selling, general and administrative costs was principally related to the costs incurred in connection with the merger.

Interest Expense

For the year ended December 31, 2006, interest costs amounted to $950,000, or 20.6% of total expenses, compared to $2,214,000 or 36.4% of total expenses, for the year ended December 31, 2007. For the year ended December 31, 2007 the increase of $1,264,000 is substantially all due to the increased level of indebtedness in 2007 and the related amortization of beneficial conversion features, deferred financing fees and increased interest expenses associated with the indebtedness.

While the Company’s basic expenditures (excluding the costs of the VITAL trial) are expected to approximate $125,000 – $150,000 per month, the Company anticipates increases in its selling, general and administrative costs associated with its activities as a publicly-traded company.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and are continually raising capital with which to execute our business plan and commercialize our products. Please see the discussions contained in ‘‘Plan of Operations and Going Concern.’’

Going Concern

We have prepared our financial statements for the year ended December 31, 2006 and 2007 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $6,119,000 the year ended December 31, 2007 and had an accumulated deficit of $38,811,000 at December 31, 2007. We expect to incur substantial expenditures to further the commercial development of our products. Our working capital at December 31, 2007 will not be sufficient to meet such objectives. Management recognizes that the Company must generate additional cash to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of the Company’s products as well as other business transactions to assure continuation of Vicor’s development and operations.

We have raised approximately $10,800,000 since our inception in 2000 in a series of private placements of our common stock to accredited investors. In addition, in 2003, we sold $500,000 of Series A Convertible Preferred Stock to a private venture fund and as of March 28, 2008 have sold approximately $1,016,500 of Series B Stock. We sold $610,000 of 2004 Notes to certain stockholders in 2004 and $2,801,000 of Bridge Notes and 12% Convertible Promissory Notes in the year ended December 31, 2006. In addition, we sold 400,000 of 15% Notes, obtained a $300,000 bank loan from Colonial Bank and sold $1,251,100 of 10% Bridge Notes in 2007.

We project that our research expenditures for the years 2008-2009 will exceed $5,000,000, approximately $4,000,000 of which, will be for the VITAL Trial being conducted at the HCRI which will serve as the basis for the Company’s 510(k) application by which the Company expects to obtain FDA clearance for the Analyzer. Such clearance will allow us to commence marketing and generate revenues. Additionally, we expect to conduct other research related to the PD2i Analyzer and will incur selling, general and administrative expenses in connection with day-to-day operations and the prosecution of our patent portfolio.

Holders of the Company’s Series A Convertible Cumulative Preferred Stock will be entitled to cumulative cash dividends at an annual rate of 8% ($0.26 per share). Dividends will accrue and compound annually until paid in full, or, at the option of the Holders, converted into additional Preferred Stock.

At December 31, 2007, we had a working capital deficiency of $5,871,000 and $4,000 in cash and cash equivalents. Our working capital is not sufficient to meet our objectives. Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity and debt securities.

However, we may not be successful in raising additional capital. Further, assuming that we raise additional funds, the Company may not achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

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

Item 7.    Financial Statements.

Our Financial Statements are contained on pages F-2 to F-24 of this Annual Report and are incorporated herein by reference.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On April 3, 2007, our Board of Directors notified AJ.Robbins, PC (‘‘AJ. Robbins’’) that it had determined to dismiss them as the Company’s independent registered public accounting firm and notified Daszkal Bolton, LLP (‘‘Daszkal Bolton’’) that they would be engaged as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2007. The appointment of Daszkal Bolton and AJ. Robbins’s dismissal were effective immediately. Daszkal Bolton has served as Old Vicor’s independent registered public accounting firm from its inception.

AJ. Robbins’s audit reports on the Company’s financial statements for the period from the Company’s inception on May 24, 2005 to December 31, 2006 and for the fiscal years ended December 31, 2005 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for an explanatory paragraph indicating that the Company had experienced operating losses and net working capital deficiencies and accumulated deficits that raised substantial doubt about the Company’s ability to continue as a going concern.

During the years ended December 31, 2006 and 2005 and the subsequent interim period from January 1, 2007 through April 3, 2007, (i) there were no disagreements between the Company and AJ. Robbins on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AJ. Robbins, would have caused AJ. Robbins to make reference in their opinions to the subject matter of the disagreement, and (ii) there were no ‘‘reportable events’’ as that term is defined in Item 304(a)(1)(iv)(B) of Regulation S-B with respect to the Company.

During the years ended December 31, 2006 and 2005 and the subsequent interim period from January 1, 2007 through April 3, 2007, neither the Company nor anyone acting on behalf of the Company, consulted with Daszkal Bolton regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (2) any matter that was either the subject of a disagreement as defined in Item 304(a)(1)(iv)(A) of Regulation S-B or a ‘‘reportable event’’ described in Item 304(a)(1)(iv)(B) of Regulation S-B.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8A(T).    Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and the Chief Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting as of December 31, 2007, was conducted on the basis of framework in ‘‘Internal Control-Integrated Framework,’’ issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report

Item 8B.    Other Information.

None.

PART III

Item 9.    Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The following table sets forth the names, positions and ages of our current executive officers and directors. Class I directors serve until the 2008 annual meeting of stockholders or until their successors are elected and qualified. Class II directors serve until the 2009 annual meeting of stockholders or until their successors are elected and qualified. Class III directors serve until the 2010 annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position
David H. Fater	61	President, Chief Executive and Chief Financial Officer; Class I Director
James E. Skinner, Ph.D.	66	Vice President and Director of Research and Development; Class I Director
Jerry T. Anchin, Ph.D.	47	Vice President and Associate Director of Scientific Research; Class II Director
Daniel N. Weiss, M.D., F.A.C.C.	45	Chief Medical Officer
Edward Wiesmeier, M.D.	69	Class III Director

David H. Fater joined us as President, Chief Executive and Financial Officer, and Director in June 2002. Since January 1993 through the present, Mr. Fater was the Founder and has been the Chief Executive Officer of ALDA & Associates International, Inc., a business and financial consulting firm specializing in healthcare and life sciences. Prior to his founding of ALDA, Mr. Fater served as a senior executive with three public health care companies including two in which he led the Initial Public Offering process (BMJ Medical Management, Inc. and Community Care of America) and one which he led to a NYSE listing and a $1 billion market capitalization (Coastal Physician Group, Inc.). Mr. Fater was employed by Coastal Physician Group from January 1993 to June 1995; Community Care of America from July 1995 to December 1996; and BMJ Medical from January 1997 to July 1999. From June 2000 through July 2001, Mr. Fater was the Chief Financial Officer of Vector Medical Technologies, Inc. Prior to his corporate experience, Mr. Fater was a key international business advisor to senior management and boards of Directors as a Senior International Partner during a 24-year career with Ernst & Young from January 1969 to December 1992. He also has extensive experience with numerous mergers and acquisition transactions. He holds a B.S. in Accounting from the University of North Carolina. He is a Certified Public Accountant in Georgia, Illinois, North Carolina and New York.

James E. Skinner, Ph.D., has been our Vice President, Director of Research and Development and a Director of ours since August 2000. Dr. Skinner was our President from August 2000 through July 2002. Dr. Skinner has experience both as a scientist and manager of large research and development projects. From December 1969 to February 1993, Dr. Skinner was a Professor at Baylor College of Medicine in Houston, where he was the recipient of many research grants from the National Institutes of Health. During his tenure at Baylor College of Medicine, he was the Principal Investigator of a Program Project Grant that operated five laboratories and three core facilities. From March 1993 to July 1997, Dr. Skinner was the Associate Director of the Totts Gap Medical Research Laboratories, Inc. In August 1997, he founded the Delaware Water Gap Science Institute, a non-profit medical research organization devoted to the development of medical devices and pharmaceuticals, and has served as its Director since its inception. Dr. Skinner is a graduate of Pomona College and received his Ph.D. from the University of California at Los Angeles.

Jerry M. Anchin, Ph.D., has been our Vice President and Associate Director of Research and Development since October 2000 and a Director of ours since September 2003. Dr. Anchin has extensive experience in the biotechnology business sector. He has been actively involved in the fields of immunology, molecular biology, drug discovery and protein chemistry since 1978. Dr. Anchin worked in biotechnology at International Immunoassay Labs from September 1981 to July 1988 as Head of Assay Development and manufacturing, where he was instrumental in designing a novel assay for the detection of the protein creatine kinase that is released as a result of acute myocardial infarction. He received two patents for his work in this area. Dr. Anchin then worked for Immuno Pharmaceuticals from August 1993 to February 1996 and Prism Pharmaceuticals from February 1996 to June 1998. Dr. Anchin was employed by Ciblex Pharmaceuticals from June 1998 through August 2000, where he became group leader of the drug discovery program, which led to the discovery of novel small molecules that will be entering clinical trials for the prevention of asthma. He has been granted five patents in the field of immunoassay and drug discovery and has four patents pending. Dr. Anchin holds a B.A. in Cell Biology from University of California at Santa Barbara and received his Ph.D. in Immunology from Texas A&M University.

Daniel N. Weiss, M.D., F.A.C.C., joined us as our Chief Medical Officer in April 2004. Dr. Weiss has extensive experience as a practicing cardiologist and electrophysiologist. He has been a partner in Florida Arrhythmia Consultants and a Director of the Jim Moran Heart and Vascular Center since 1994. He is also a consultant to Fortune 500 Medical Device companies including Medtronics, St. Jude Medical and Guidant. He has been a clinical investigator in the MADIT II (MultiCenter Automatic Defibrillator Implantation Trial) and SCDHeFT (Sudden Cardiac Death Heart Failure Trial) clinical trials. He is a cum laude graduate of Princeton University with a BSE in Electrical Engineering and Computer Science. He received his Medical Degree with Distinction in Research from the Mount Sinai School of Medicine where he also received the Nathan A. Setz Award for Research in Cardiovascular and Renal Disease.

Edward Wiesmeier, M.D., has been a member of our board of directors since October 2004. Since 1989, Dr. Wiesmeier has been a Clinical Professor of Obstetrics and Gynecology and Assistant Vice Chancellor for Student Development and Health at the UCLA School of Medicine. He serves as Chairman of our Scientific Advisory Board.

Director Compensation and Independence

Only non-employee directors are compensated for board service. In fiscal 2007, Edward Wismeier, our non-employee director, received a stock award of 4,000 shares of our common stock. We also reimburse out-of-pocket expenses incurred by directors in attending board and committee meetings. We also provide directors with perquisites and other personal benefits that we believe are reasonable, competitive and consistent with our overall director compensation program. The value of the perquisites for each director in the aggregate is less than $10,000.

Only Dr. Wiesmeier would be considered ‘‘independent,’’ as that term is defined in Rule 4200(a)(15) of the NASDAQ Stock Market (‘‘NASDAQ’’) listing standards. The other members of our board are individuals who were integral to our start-up operations. As a result of our limited operating history and minimal resources, small businesses such as us generally have difficulty in attracting independent directors. In addition, we will require additional resources to obtain directors and officers insurance coverage, which is generally necessary to attract and retain independent directors. As we grow, our board of directors intends to seek additional members who are independent as defined in the NASDAQ listing requirements, have a variety of experiences and backgrounds, who will represent the balanced, best interests of all of our stockholders and at least one of whom is an ‘‘audit committee financial expert’’ as that term is defined in Item 401(e)(2) of Regulation S-B.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee director in 2007. We do not provide any compensation to our directors who are serve as executive officers of the Company.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation		Total
Edward Wiesmeier	—	$10,000	$88,000	(2)	$98,000

(1)	Amounts shown in this column do not reflect compensation actually received by the director nor do they reflect the actual value that will be recognized by the director. Instead the amounts reflect the compensation cost recognized by us in fiscal 2007 for financial statement reporting purposes in accordance with SFAS 123R. For information regarding the assumptions made in calculating the amount reflected in this column, see Footnote 7 — Stock Option Plan to our audited financial statements for the year ended December 31, 2007.
(2)	Represents the value of shares of the Company’s common stock that was issued to Mr. Wiesmeier pursuant to the cashless exercise of options and warrants prior to the closing of the Merger on March 30, 2007. The shares of the Company’s common stock are valued at $1.10 per share, the closing price of the Company’s common stock on December 31, 2007.

Board Committees

Our board does not have a separately-designated standing audit committee. Currently, our entire board acts as the audit committee. Our board has determined that Mr. Fater is an ‘‘audit committee financial expert,’’ as that term is defined in Item 401(e)(2) of Regulation S-B. Mr. Fater, however, would not be considered ‘‘independent,’’ as that term is defined under the NASDAQ listing standards. At such time as we expand our board of directors to include additional independent directors, we intend to establish a separate standing Audit Committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full board of directors would be cost-effective at this time.

Acting in its audit committee function, our board reviews, with our independent accountants, our annual financial statements prior to publication, and reviews the work of, and approves non-audit services performed by, such independent accountants. Our board appoints the independent accountants for the ensuing year.

Our board does not have a nominating committee. The entire board makes the selection of nominees for our board. At the present time, we do not believe that maintaining a nominating committee would lead to the identification of a broader pool of candidates eligible and willing to serve as the directors of the Company. Our board anticipates establishing a nominating committee with ‘‘independent’’ directors within the next twelve months.

Our board believes that all directors, including nominees, should possess the highest personal and professional ethics, integrity, and values, and be committed to representing the long-term interests of its stockholders. Our board will consider criteria including the nominee’s current or recent experience as a senior executive officer, whether the nominee is independent, as that term is defined in Rule 4200(a)(15) of the NASDAQ listing standards, the business experience currently desired on its board, geography, the nominee’s expertise in biotechnology and the nominee’s general ability to enhance the overall composition of its board. Our board does not have a policy with regard to the consideration of candidates recommended by stockholders. Our board has made no determination as to whether or not such a policy should be adopted. Our board will consider candidates recommended by stockholders. To be considered for nomination by our board of directors at the next Annual Meeting of stockholders, our board must receive stockholder recommendations at least 120 calendar days before the anniversary date of its proxy statement for the previous year’s Annual Meeting. To recommend a candidate, a stockholder should send the candidate’s name, age, credentials (including principal occupation and employment), contact information and the candidate’s consent to be considered to our board at our principal executive office address. The stockholder should also provide the stockholder’s contact information, describe the stockholder’s relationship with the candidate, and include a statement as to the number of shares owned by the stockholder and the length of time such shares have been owned. All nominations made by stockholders will be given the same consideration as nominees made by our board.

Our board has a Compensation Committee and Dr. Wiesmeier is the sole member of the Compensation Committee. Although Dr. Wiesmeier acted on the behalf of the Compensation Committee, there were no formal meetings of the Compensation Committee last year. On compensation matters, the Compensation Committee considers and recommends payroll expenditures, salaries, stock options, stock incentive and bonus proposals for our executive officers.

SCIENTIFIC ADVISORY BOARD

The Company has assembled a Scientific Advisory Board that enables it to access some of the brightest minds in the life sciences arena. Members of the Board, in addition to Drs. Anchin, Skinner and Weiss, include:

•	Edward Wiesmeier, M.D., Recently retired Clinical Professor, Obstetrics & Gynecology, UCLA School of Medicine and Assistant Vice Chancellor, who serves as Chairperson of the Board.

•	Mark E. Josephson, M.D., Chief of Cardiology at Beth Israel Deaconess Medical Center, a major patient care, research and teaching affiliate of Harvard Medical School and the author of Clinical Cardiac Electrophysiology, the fundamental textbook in the field.

•	Hein J. J. Wellens, M.D. Professor and Chairman of the Department of Cardiology at Academisch Ziekenhuis Maastricht in Amsterdam, the Netherlands. He is a Director of the Interuniversity Cardiology Institute of the Netherlands and is a member of the Netherlands Academy of Arts and Sciences. He also has an appointment of visiting lecturer at Harvard Medical School.

•	Richard M. Luceri, M.D., F.A.C.C., Recently retired Director, Interventional Arrhythmia Center Holy Cross Hospital, Fort Lauderdale FL as well as a clinical investigator in the MADIT II (MultiCenter Automatic Defibrillator Implantation Trial) and author SCDHeFT (Sudden Cardiac Death Heart Failure Trial).

•	Ariel D. Soffer, M.D., F.A.C.C, Chief of Medicine at Hollywood Medical Center, Hollywood FL. President and C.E.O. of Florida Institute for Cardiovascular Care (Healthworx).

•	Hank Lubin, M.D., a practicing physician with Hightstown Medical Associates, PA, (formerly affiliated with the University of Pennsylvania Health System) and currently a Clinical Associate Professor at The University of Pennsylvania School of Medicine.

•	Jules T. Mitchel, M.B.A., Ph.D., the Founder of Target Health, Inc., a full-service contract research organization supporting all aspects of pharmaceutical drug and device development.

•	Frank S. Caruso, Ph.D., the Founder of two successful start-up pharmaceutical companies (Algos Pharmaceutical Corporation and Roberts Pharmaceutical Corporation) has more than 30 years experience directing worldwide clinical/pharmacological research and biological evaluation programs involving licensing and drug development research planning.

•	David Fertel, D.O., a Clinical Professor of Surgery at Michigan State University, as well as a practicing Board Certified Thoracic and Cardiovascular surgeon in Michigan.

•	Edward F. Lundy, M.D., Ph.D. is Chief of Cardiothoracic Surgery at the Active International Cardiovascular Institute at Good Samaritan Hospital in Suffern, New York. In addition to his M.D. from the University of Michigan, Dr. Lundy also received a Ph.D. from that institution in Physiology with a primary focus on altered-state physiologies such as hibernation.

Code of Ethics

We adopted a Code of Ethical Conduct on March 25, 2008 that includes provisions ranging from conflicts of interest to compliance with all applicable laws and regulations. All officers, directors and employees are bound by this Code of Ethical Conduct, violations of which may be reported to the Code of Ethics Contact Person and/or any member of the Audit Committee.

Item 10.    Executive Compensation.

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to (i) David Fater, our Chief Executive Officer and Chief Financial Officer, (ii) James. E. Skinner, our Vice President, Director of Research and Development, (iii) Jerry M. Anchin, our Vice President, Associate Director of Scientific Research and Development, (iv) David N. Weiss, our Chief Medical Officer and (iv) Richard Rappaport, our former President. No other executive officers received total compensation in excess of $100,000 for the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary		Bonus	Stock Awards(1)	Option/Warrant Awards(1)	All Other Compensation		Total
David H. Fater	2007	$165,000	(4)	—	—	—	$506,000	(5)	$671,000
Chief Executive and Financial Officer(2)	2006	$165,160		—	—	—	—		$165,160
James E. Skinner	2007	$174,000	(4)	—	—	$196,350	$1,210,000	(5)	$1,580,350
Vice President, Director of Research and Development(2)	2006	$175,423		—	—	—	—		$175,423
Jerry M. Anchin	2007	$156,000	(4)	—	—	$77,000	$1,210,000	(5)	$1,443,000
Vice President, Associate Director of Scientific Research and Development(2)	2006	$156,160		—	—	—	—		$156,160
Daniel N. Weiss	2007	$30,000		—	$33,750	$48,000	$55,000	(5)	$166,750
Chief Medical Officer(2)	2006	—		—	$150,000	$173,000	$60,000	(6)	$383,000
Richard A. Rappaport	2007	—		—	—	—	—		—
Former President(3)	2006	—		—	—	—	—		—

(1)	The amounts in this column do not reflect compensation actually received by the Named Executive Officer nor do they reflect the actual value that will be recognized by the Named Executive Officer. Instead the amounts reflect the compensation cost recognized by us in fiscal 2007 and 2006 for financial statement reporting purposes in accordance with SFAS 123R. For information regarding the assumptions made in calculating the amounts reflected in this column, see Footnote 8 — Stock Option Plan, to our audited financial statements for the year ended December 31, 2007.

(2)	All of our Named Executive Officers, except Richard Rappaport, commenced employment with the Company on March 30, 2007, the date of the closing of the Merger. The compensation received by all Named Executive Officers, except Richard Rappaport, in fiscal 2006 represents compensation that was paid by Old Vicor, which is the accounting acquirer under the Merger Agreement.
(3)	Mr. Rappaport served as our President from May 24, 2005 through March 30, 2007.
(4)	Mr. Fater, Dr. Skinner and Dr. Anchin have elected to accrue 50% of their 2007 compensation until such time as permanent financing is secured. These accruals totaled approximately $82,500 for Mr. Fater, $87,000 for Dr. Skinner and $78,000 for Dr. Anchin in fiscal 2007.
(5)	Represents the value of shares of the Company’s stock that were issued to the Named Executive Officers, pursuant to the cashless exercise of options and warrants prior to the closing of the Merger. The shares of the Company’s common stock are valued at $1.10 per share, the closing price of our common stock on December 31, 2007.
(6)	Represents a consulting fee that the Company paid Dr. Weiss in fiscal 2006.

Employment Agreements

We have entered into employment agreements with David H. Fater, James E. Skinner, Ph.D. and Jerry M. Anchin, Ph.D.,

David H. Fater.    Our employment agreement with David Fater, dated June 1, 2002, as amended, is for a three-year term; provided, however, that on June 1 of each year the term is automatically extended for an additional one-year period which means that the agreement will always have a three-year term. The employment agreement provides for annual compensation of $150,000, subject to annual increases, plus reimbursement of reasonable expenses and entitles Mr. Fater to participate in the employee benefit plans made available to our other executives. The agreement contains customary confidentiality and non-compete provisions. Upon the first to occur of (1) receipt of $3 million in funding by us; (2) consummation of a significant liquidity event; or (3) significant enhancement of our value; Mr. Fater’s annual increases will be 10% and he will be entitled to an annual bonus of 20% of his base salary. As an inducement for Mr. Fater to join us, we allowed Mr. Fater to purchase 250,000 shares of our common stock at $3.00 per share and issued warrants to purchase 100,000 shares of our common stock at $0.01 per share. As consideration for the common stock purchased, we received $25 in cash (the underlying par value of the common stock purchased) and a promissory note for $749,975 payable in full on July 23, 2007. The loan was repaid in February 2006. See ‘‘Certain Relationships and Related Transactions — Loan to David Fater.’’

If we terminate Mr. Fater’s employment without cause or if Mr. Fater terminates the agreement for good reason (as defined in the agreement), or if either event occurs during the two years after a change of control, then Mr. Fater will receive an amount equal to 300% of the sum of his current base salary and any bonuses paid during the previous 12 month period, and he will received accelerated vesting under any long-term incentive plans, including stock options and warrants, and other benefits for the remainder of the term of the agreement, or in the case of a change of control for the next three years. We have also agreed to pay to Mr. Fater any excise taxes to the extent any amount paid to Mr. Fater as deemed ‘‘parachute payments.’’

James E. Skinner.    Our employment agreement dated March 1, 2006 with Dr. Skinner expires on December 31, 2008. It provides for annual compensation of $174,000 subject to annual increases plus reimbursement of reasonable expenses, and entitles Dr. Skinner to participate in the employee benefit plans made available to our other executives, including hospitalization and disability plans, health plans, pension plans and bonus plans, if any. The agreement also provides for annual bonuses. This agreement contains customary confidentiality and non-compete provisions. In addition, Dr. Skinner agrees that all intellectual property developed by him shall be our property. If Dr. Skinner’s employment is terminated without cause or with good reason, then he is entitled, among other things, to twelve months of his base salary plus a sum equal to any bonuses paid to him in the preceding twelve months.

Jerry M. Anchin.    Our employment agreement dated January 1, 2006 with Dr. Anchin expires on January 1, 2009. It provides for annual compensation of $156,000 subject to annual increases plus reimbursement of reasonable expenses, and entitles Dr. Anchin to participate in the employee benefit plans made available to our other executives, including hospitalization and disability plans, health plans, pension plans and bonus plans, if any. The agreement also provides for annual bonuses. This agreement contains customary confidentiality and non-compete provisions. In addition, Dr. Anchin agrees that all intellectual property developed by him shall be our property. If Dr. Anchin’s employment is terminated without cause or with good reason, then he is entitled, among other things, to twelve months of his base salary plus a sum equal to any bonuses paid to him in the preceding twelve months.

Compensation Accruals

As a development stage entity, we must carefully monitor our cash flow. In recognition of the importance of this process and to help us conserve cash for other purposes, Mr. Fater, Dr. Skinner and Dr. Anchin have elected to accrue certain compensation amounts and consulting payments due to them in fiscal 2007 in lieu of receiving cash payments. These accruals totaled approximately $82,500 for Mr. Fater, $97,000 to Dr. Skinner and $78,000 to Dr. Anchin as of December 31, 2007 and are reflected on our consolidated balance sheet. We have no agreement with any of these parties regarding the terms and timing of the payment of any of these accruals, and we have no guarantee that any of these parties will continue to accrue their compensation or consulting payments instead of taking them in cash. We will be required to repay these amounts to these parties unless alternative arrangements are made, and we cannot predict what, if any, such alternative arrangements may be.

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information regarding outstanding options and warrants held by our Named Executive Officers as of the end of our fiscal year ending December 31, 2007.

Name	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable(1)	Number of Securities Underlying Unexercised Options/Warrants (#) Unexercisable	Option/Warrant Exercise Price ($)	Option/Warrant Expiration Date
David H. Fater	—	—	—	—
James E. Skinner(1)	255,000	—	$1.00	8/8/2017
Jerry M. Anchin(1)	100,000	—	$1.00	8/8/2017
Daniel N. Weiss(2)	50,000	—	$1.00	8/8/2017
Richard A. Rappaport	—	—	—	—

(1)	We granted these warrants to Dr. Skinner and Dr. Anchin on August 8, 2007. These warrants are fully vested and immediately exercisable as of the grant date.
(2)	We granted these options to Dr. Weiss under our 2002 Stock Option Plan on August 8, 2007. The options were fully vested and immediately exercisable as of the grant date.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	122,500	$0.85	477,500
Equity compensation plans not approved by security holders	1,129,306	$1.96	—
Total	,251,806	$1.89	477,500

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Based solely on the Company’s review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, with respect to the fiscal year ended December 31, 2007, it complied with all filing requirements applicable to its executive officers, directors and 10% beneficial owners.

Potential Payments Upon Termination or a Change in Control

David Fater.    If we terminate Mr. Fater’s employment without cause or if Mr. Fater terminates his employment agreement for good reason (as defined in his employment agreement), or if either event occurs during the two years after a change of control, then Mr. Fater will receive an amount equal to 300% of the sum of his current base salary and any bonuses paid during the previous 12 month period, and he will receive accelerated vesting under any long-term incentive plans, including stock options and warrants, and other benefits for the remainder of the term of the agreement, or in the case of a change of control for the next three years. We have also agreed to pay to Mr. Fater any excise taxes to the extent any amount paid to Mr. Fater is deemed ‘‘parachute payments.’’

The table below reflects the compensation payable to Mr. Fater in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2007.

Executive Benefits and Payments Upon Termination	Voluntary Termination	Termination for Cause by the Company	Termination not for Cause by the Company	Termination for Good Reason by the by Executive	Change in Control for Good Reason
Compensation:
Base Salary	$—	$—	$495,000	$495,000	$495,000
Bonus	$—	$—	$—	$—	$—
Stock Options
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$73,930	$73,930	$73,930
280G Tax Gross Up			$306,346	$306,346	$306,346

James E. Skinner.    If we terminate Dr. Skinner’s employment without cause or if Dr. Skinner terminates his employment agreement for good reason (as defined in his employment agreement), then Dr. Skinner will receive an amount equal to 100% of the sum of his current base salary and any bonuses paid during the previous 12 month period, and he will receive accelerated vesting under any long-term incentive plans, including stock options and warrants.

The table below reflects the compensation payable to Dr. Skinner in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2007.

Executive Benefits and Payments Upon Termination	Voluntary Termination	Termination for Cause by the Company	Termination not for Cause by the Company	Termination for Good Reason by the Executive	Change in Control for Good Reason
Compensation:
Base Salary	$—	$—	$174,000	$174,000	$—
Bonus	$—	$—	$—	$—	$—
Stock Options
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$—	$—	$—

Jerry N. Anchin.    If we terminate Dr. Anchin’s employment without cause or if Dr. Anchin terminates his employment agreement for good reason (as defined in his employment agreement), then Dr. Anchin will receive an amount equal to 100% of the sum of his current base salary and any bonuses paid during the previous 12 month period, and he will receive accelerated vesting under any long-term incentive plans, including stock options and warrants.

The table below reflects the compensation payable to Dr. Anchin in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2007.

Executive Benefits and Payments Upon Termination	Voluntary Termination	Termination for Cause by the Company	Termination not for Cause by the Company	Termination for Good Reason by the by Executive	Change in Control for Good Reason
Compensation:
Base Salary	$—	$—	$156,000	$156,000	$—
Bonus	$—	$—	$—	$—	$—
Stock Options			$—	$—
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$—	$—	$—

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock by the following persons both as of February 29, 2008:

•	each of the executive officers listed in the summary compensation table;

•	each of our directors;

•	all of our directors and executive officers as a group;

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock; and

•	each of the selling stockholders.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 29, 2008 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. The information presented in this table is based on

26,252,550 shares of our common stock outstanding on February 29, 2008. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Vicor Technologies, Inc., 2300 Corporate Boulevard, Suite 123, Boca Raton, Florida 33431.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Shares
David H. Fater	870,223		3.3%
James E. Skinner	3,100,759	(1)	11.7%
Jerry M. Anchin	1,430,803	(2)	5.5%
Daniel N. Weiss, M.D.	290,000	(3)	1.0%
Edward M. Wiesmeier, M.D.	1,013,477		3.9%
All 5 directors and executive officers as a group	6,705,232	(4)	25.2%

(1)	Includes warrants to purchase 255,000 shares of the Company’s common stock which are immediately exercisable.
(2)	Includes warrants to purchase 100,000 shares of the Company’s common stock which are immediately exercisable.
(3)	Includes options to purchase 50,000 Shares of the Company's common stock underlying options which are immediately exercisable.
(4)	Includes options and warrants to purchase 405,000 shares of the Company’s common stock underlying options and warrants which are immediately exerciseable.

Item 12.    Certain Relationships and Related Transactions.

Other than the transactions described below, since January 2006 there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and

•	in which any director, executive officer, or stockholder owning more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Management

As an inducement for David Fater, our Chief Executive and Financial Officer, to join us, we allowed Mr. Fater to purchase 250,000 shares of our common stock at $3.00 per share and issued warrants to purchase 100,000 shares of our common stock at $0.01 per share. As consideration for the common stock purchased, we received $25 in cash (the underlying par value of the common stock purchased) and a promissory note for $749,975 payable in full on July 23, 2007. The loan was without interest for 5 years and was secured by the 250,000 of our shares of common stock purchased by Mr. Fater.

On February 17, 2006, Mr. Fater entered into a Stock Repurchase Agreement with us where we repurchased from Mr. Fater 150,000 shares of our common stock for $5.00 per share. The total aggregate repurchase price of $750,000 was applied as repayment of Mr. Fater’s promissory note of $749,975. Mr. Fater retained ownership of 100,000 shares of our common stock after the repayment of the promissory note.

On January 1, 2007, we entered into a Service Agreement (‘‘Service Agreement’’) with ALDA & Associates International, Inc. (‘‘ALDA’’), a consulting company owned and controlled by Mr. Fater, whereby three of our employees became employees of ALDA under a Professional Employer Organization (PEO) arrangement. The Service Agreement, which is a cost reimbursement only contract, provides for our reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. The arrangement was entered into because of the substantial cost savings that could be obtained for us due to the higher number of employees employed by ALDA.

On February 26, 2007, the Company borrowed $200,000 from Colonial Bank, N.A. (‘‘Colonial Bank’’) on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from the Company’s Chief Executive and Financial Officer David H. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 291 shares of the Company’s common stock (subject to adjustment to 728 shares of the company’s common stock after the commencement of trading or quotation of the Company’s common stock which occurred on July 9, 2007) as consideration to Mr. Fater for providing the standby collateral. This loan with Colonial Bank has been extended until May 18, 2008 at an interest rate of 3.03%.

On April 30, 2007, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.13%. As a condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 146 shares of the Company’s common stock (subject to adjustment to 364 shares of the company’s common stock after the commencement of trading or quotation of the Company’s common stock which occurred on July 9, 2007) as additional consideration to Mr. Fater for providing the standby collateral. This loan with Colonial Bank also has been extended until June 25, 2008 at an interest rate of 3.03%. The note has not been paid.

For the year ended December 31, 2007, Mr. Fater received 8,328 shares of the Company’s common stock related to these bank loans.

As of December 31, 2007, we had issued an aggregate of 8,328 shares of common stock to Mr. Fater related to the February 2007 and April 2007 Colonial Bank transactions.

In October 2002, we entered into a Purchase and Royalty Agreement, as amended in July and September 2003 (the ‘‘Royalty Agreement’’) with Dr. James E. Skinner, our Vice President and Director of Research and Development and a director of the Company, to acquire the software related to the Analyzer. The total purchase price for the software was $200,000. To date, we have paid $100,000 and we are required to pay the remaining $100,000 when we begin receiving revenues from the Analyzer in an amount equal to 10% of any gross revenues that we receive from the sale, licensing, distribution or other use of the Analyzer. The Royalty Agreement further provides for an additional ongoing royalty to be paid to Dr. Skinner of 10% of revenues received by us from any activities that utilize the Analyzer, including, without limitation, licensing and sales of the Analyzer for the life of the patents. These royalty payments will commence after we have recovered our development costs in full.

On June 11, 2007, Dr. Jerry M. Anchin, our Vice President, Associate Director of Research and Development and a director, sold 100,000 shares of our common stock in a privately-negotiated sale at a price of $0.50 per share and contributed to our capital the $50,000 proceeds he received. On July 27, 2007, Dr. James E. Skinner, our Vice President, Director of Research and Development and a director, sold 255,000 shares of our common stock for $127,500 in a privately-negotiated sale at a price of $0.50 per share and contributed the proceeds to capital.

Item 13.    Exhibits.

Index to Exhibits

2.1		Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated October 24, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.2		Asset Purchase Agreement, by and between Nonlinear Medicine, Inc. and Enhanced Cardiology, Inc., dated May 29, 2003 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-1475).
2.3		First Amendment to the Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated July 24, 2003 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.4		Second Amendment to the Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated September 18, 2003 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.5		First Amendment to the Asset Purchase Agreement, by and between Nonlinear Medicine, Inc. and Enhanced Cardiology, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.6		Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of July 28, 2006 (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).
2.7		First Amendment to the Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of December 6, 2006 (incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).
3	.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
3	.1.2	Certificate of Designations, Preferences and Rights of Series A 8.0% Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
4.1		See Exhibits 3.1.1, 3.1.2 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining rights of holders of the Company’s outstanding securities.
10.1		Vicor Technologies, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.2	Form of Participant Agreement for the 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.3	Executive Court Lease Agreement Boca Office, by and between RJL Company Limited Partnership and Vicor Technologies, Inc., dated July 6, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
10.4	Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated June 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.5	Amendment No. 1 to the Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated October 24, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.6	Employment Agreement, by and between Vicor Technologies, Inc. and Jerry M. Anchin, dated January 1, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.7	Employment Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated March 1, 2006 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.8	Stock Repurchase Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated March 10, 2006 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.9	Proposal for Internet-Based Clinical Trial, by and between Target Health, Inc. and Vicor Technologies, Inc., dated May 25, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
10.10	Clinical Trials Services Agreement, by and between Harvard Clinical Research Institute, Inc. and Vicor Technologies, Inc., dated March 16, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
10.11	Form of Registration Rights Agreement, between the Company and certain stockholders, dated March 30, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 14, 2007, File No. 333-142948).
10.12	Form of Registration Rights Agreement, between the Company, certain stockholders and WestPark Capital, Inc., dated March 30, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 14, 2007, File No. 333-142948).
10.13	Consulting Agreement dated September 2003 between Vicor Technologies, Inc. and Michael Greer.
10.14	Service Agreement, dated January 1, 2007, by and between ALDA & Associates International, Inc. and Vicor Technologies, Inc. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 30, 2007 filed with the SEC on May 15, 2007).
14.1	Code of Ethics.*

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

+	Management Compensation Plan or Arrangement.
*	Filed herewith.

Item 14.    Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Daszkal Bolton LLP for professional services rendered for the fiscal years ended December 31, 2007.

Fee Category	Fiscal 2007	Fiscal 2006
Audit Fees	$64,500	$53,800
Audit Related Fees	$25,585	$0
Tax Fees	$10,674	$6,570
All Other Fees	$0	$0
Total Fees	$100,759	$60,370

Audit fees consisted of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements included in our annual report on Form 10-KSB for the years ended December 31, 2007 and other SEC filings in 2006, and for reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-QSB during fiscal 2007 and other SEC filings in 2006.

Audit related fees consists of general assistance on SEC matters and due diligence regarding the Merger completed in March 2007. Tax fees consisting of fees for tax compliance, tax advice and tax planning. Our auditors did not bill any additional fees for any other non-audit services rendered to us, such as attending meetings and other miscellaneous financial consulting.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all such professional services provided by Daszkal Bolton LLP during fiscal 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2008

Vicor Technologies, Inc.
By:	/s/ David H. Fater
Name: David H. Fater
Title: Chief Executive Officer and Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David H. Fater	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2008

David H. Fater

/s/ James E. Skinner, Ph.D.	Vice President and Director of Research and Development and Director	March 31, 2008

James E. Skinner, Ph.D.

/s/ Jerry T. Anchin	Vice President and Associate Director of Scientific Research; Director	March 31, 2008

Jerry T. Anchin, Ph.D.

/s/ Edward Wiesmeier	Director	March 31, 2008

Edward Wiesmeier, M.D.

Vicor Technologies, Inc.
(A Development Stage Company)

 Consolidated Financial Statements

For The Years Ended
 December 31, 2006 and 2007

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2006 and 2007	F-3
Consolidated Statements of Operations for the years ended December 31, 2006 and 2007, and for the period from August 4, 2000 (Inception) through December 31, 2007	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency) for the period from August 4, 2000 (Inception) through December 31, 2007	F-5 – F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2007, and for the period from August 4, 2000 (Inception) through December 31, 2007	F-7
Notes to Consolidated Financial Statements	F-8 – F-24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VICOR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of VICOR Technologies, Inc. (the ‘‘Company’’) as of December 31, 2007 and 2006, and the related statements of operations, changes in shareholders’ equity (net capital deficiency) and cash flows for the years then ended and the period from August 4, 2000 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VICOR Technologies, Inc. and subsidiaries at December 31, 2006 and 2007, and the results of its operations and its cash flows for the years then ended and the period from August 4, 2000 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boca Raton, Florida
March 31, 2008

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2006 and 2007

	2006	2007
ASSETS
Current assets:
Cash	$301,000	$4,000
Accounts receivable	8,000	—
Prepaid expenses	103,000	80,000
Total current assets	412,000	84,000
Furniture and fixtures, net of accumulated depreciation of $60,000
and $66,000 at December 31, 2006 and 2007, repectively	13,000	7,000
Other assets
Deposits	12,000	12,000
Intellectual property, net of accumulated amortization of $111,000 and $149,000 at December 31, 2006 and 2007, respectively	392,000	354,000
Deferred costs	161,000	—
	$990,000	$457,000
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,188,000	$1,132,000
Notes payable – Colonial Bank	—	300,000
Notes payable – 2004 notes	—	610,000
Notes payable – 12% convertible bridge promissory notes	215,000	—
Notes payable – 12% convertible promissory notes	375,000	—
Notes payable – 12% convertible promissory notes	—	1,649,000
Notes payable – 10% convertible promissory bridge notes	—	1,251,000
Notes payable – 15% promissory notes	69,000	400,000
Due to related parties	425,000	425,000
Accrued dividends payable	137,000	188,000
Total current liabilities	2,409,000	5,955,000
Long-term debt
Notes payable – 2004 notes	610,000	—
Notes payable – 12% convertible promissory notes	1,474,000	—
Total long-term debt	2,084,000	—
Commitments and contingencies
Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 157,592 shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 15,266,830 and 25,980,883 shares issued and outstanding at December 31, 2006 and 2007, respectively	2,000	3,000
Additional paid-in capital	29,585,000	33,310,000
Subscription notes receivable	(398,000)	—
Deficit accumulated during the development stage	(32,692,000)	(38,811,000)
Net capital deficiency	(3,503,000)	(5,498,000)
	$990,000	$457,000

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2007, and
For the Period from August 4, 2000 (Inception) Through December 31, 2007

			Period from August 4, 2000 (Inception) Through December 31,
	Years Ended December 31,
	2006	2007	2007
Revenues	$22,000	$12,000	$844,000
Operating expenses:
Research and development	719,000	758,000	13,070,000
General and administrative expenses	2,886,000	3,065,000	22,674,000
Depreciation and amortization	47,000	43,000	241,000
Interest expense	950,000	2,214,000	3,482,000
Total operating expenses	4,602,000	6,080,000	39,467,000
Loss before dividend	(4,580,000)	(6,068,000)	(38,623,000)
Dividend related to Series A preferred stock	(47,000)	(51,000)	(188,000)
Net loss applicable to common stock	$(4,627,000)	$(6,119,000)	$(38,811,000)
Net loss per common share-basic	$(0.31)	$(0.26)
Weighted average number of shares of common shares outstanding	14,709,112	23,338,407

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency)
For the Period from August 4, 2000 (Inception) through December 31, 2007

	Common Stock		Preferred Stock		Additional Paid-In Capital	Subscription Notes Receivable	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at August 4, 2000 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	7,400,000	—	—	—	—	—	—	—
Contributed research and development services	—	—	—	—	24,000	—	—	24,000
Issuance of common stock for cash	194,500	—	—	—	194,000	—	—	194,000
Net loss	—	—	—	—	—	—	(657,000)	(657,000)
Balance at December 31, 2000	7,594,500	—	—	—	218,000	—	(657,000)	(439,000)
Issuance of common stock for services	280,000	—	—	—	280,000	—	—	280,000
Issuance of warrants for services	—	—	—	—	1,252,000	—	—	1,252,000
Contributed research and development services	—	—	—	—	71,000	—	—	71,000
Issuance of common stock for cash	1,362,826	—	—	—	1,363,000	—	—	1,363,000
Net loss	—	—	—	—	—	—	(3,181,000)	(3,181,000)
Balance at December 31, 2001	9,237,326	—			3,184,000	—	(3,838,000)	(654,000)
Issuance of common stock for services	360,000	—	—	—	—	—	—	—
Issuance of warrants and stock options for services	—	—	—	—	4,722,000	—	—	4,722,000
Subscription note receivable	500,000	—	—	—	750,000	(750,000)	—	—
Contributed research and development services	—	—	—	—	—	—	—	—
Issuance of common stock for cash	1,725,424	—	—	—	3,492,000	—	—	3,492,000
Net loss	—	—	—	—	—	—	(7,306,000)	(7,306,000)
Balance at December 31, 2002	11,822,750	—	—	—	12,148,000	(750,000)	(11,144,000)	254,000
Issuance of common stock for services	27,300	—	—	—	—	—	—	—
Issuance of warrants and stock options for services	—	—	—	—	6,365,000	—	—	6,365,000
Issuance of common stock for cash	870,918	—	—	—	2,718,000	—	—	2,718,000
Issuance of preferred stock for cash	—	—	157,592	—	448,000	—	—	448,000
Accrued dividends on preferred stock	—	—	—	—	—	—	(8,000)	(8,000)
Net loss	—	—	—	—	—	—	(9,247,000)	(9,247,000)
Balance at December 31, 2003	12,720,968	—	157,592	—	21,679,000	(750,000)	(20,399,000)	530,000
Issuance of common stock for services	217,440	—	—	—	205,000	—	—	205,000
Issuance of warrants and stock options for services	—	—	—	—	1,033,000	—	—	1,033,000
Issuance of common stock for cash	308,300	—	—	—	889,000	—	—	889,000
Accretion of beneficial conversion feature on 10% convertible promissory notes	—	—	—	—	201,000	—	—	201,000
Accrued dividends on preferred stock	—	—	—	—	—	—	(39,000)	(39,000)
Net loss	—	—	—	—	—	—	(3,372,000)	(3,372,000)
Balance at December 31, 2004	13,246,708	$—	157,592	$—	$24,007,000	$(750,000)	$(23,810,000)	$(553,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency), continued
For the Period from August 4, 2000 (Inception) through December 31, 2007

	Common Stock		Preferred Stock		Additional Paid-In Capital	Subscription Notes Receivable	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2004	13,246,708	$—	157,592	$—	$24,007,000	$(750,000)	$(23,810,000)	$(553,000)
Issuance of common stock for services	83,500	—	—	—	209,000	—	—	209,000
Issuance of warrants and stock options for services	—	—	—	—	1,817,000	—	—	1,817,000
Issuance of warrants to note holders	—	—	—	—	17,000		—	17,000
Issuance of common stock for cash	1,329,302	—	—	—	2,167,000	—	—	2,167,000
Accrued dividends on preferred stock	—	—	—	—	—	—	(43,000)	(43,000)
Net loss	—	—	—	—	—	—	(4,212,000)	(4,212,000)
Balance at December 31, 2005	14,659,510	2,000	157,592	—	28,215,000	(750,000)	(28,065,000)	(598,000)
Issuance of common stock for services	67,400	—	—	—	169,000	—	—	169,000
Issuance of common stock for debt	43,920	—	—	—	110,000	—	—	110,000
Issuance of warrants and stock options for services	—	—	—	—	392,000	—	—	392,000
Cancellation of subscription notes receivable	(300,000)	—	—	—	(750,000)	750,000	—	—
Issuance of common stock for notes receivable	796,000	—	—	—	398,000	(398,000)	—	—
Beneficial conversion feature for 12% convertible promissory notes	—	—	—	—	912,000	—	—	912,000
Issuance of warrants in connection with 15% promissory notes					139,000	—	—	139,000
Accrued dividends on preferred stock	—	—	—	—	—	—	(47,000)	(47,000)
Net loss	—	—	—	—	—	—	(4,580,000)	(4,580,000)
Balance at December 31, 2006	15,266,830	2,000	157,592	—	29,585,000	(398,000)	(32,692,000)	(3,503,000)
Issuance of common stock for services	177,533	—	—	—	663,000	—	—	663,000
Common stock issued in merger transaction	677,579	1,000	—	—	1,140,000	—	—	1,141,000
Common stock issued upon conversion of Convertible Notes	1,137,638	—	—	—	632,000			632,000
Acquisition of SKRP, 6 Inc. net assets	2,700,000	—	—	—	—	—	—	—
Common stock issued for warrants in merger transaction	5,423,891	—	—	—	—	—	—	—
Common stock issued for options in merger transaction	329,700	—	—	—	—	—	—	—
Payment of subscription notes receivable	—	—	—	—	(415,000)	398,000	—	(17,000)
Common stock issued related to notes payable transactions	241,583	—	—	—	473,000	—	—	473,000
Issuance of common stock for interest payments	26,129	—	—	—	47,000	—	—	47,000
Accrued dividends on preferred stock	—	—	—	—	—	—	(51,000)	(51,000)
Issuance of warrants in connection with 15% Notes	—	—	—	—	122,000	—	—	122,000
Issuance of warrants and stock options for services	—	—	—	—	885,000	—	—	885,000
Contributed capital	—	—	—	—	178,000	—	—	178,000
Net loss	—	—	—	—	—	—	(6,068,000)	(6,068,000)
Balance at December 31, 2007	25,980,883	$3,000	157,592	$—	$33,310,000	$—	$(38,811,000)	$(5,498,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2007 and
For the Period from August 4, 2000 (Inception) through December 31, 2007

	2006	2007	Period from August 4, 2000 (Inception) to December 31, 2007
Cash flows from operating activities:
Net loss	$(4,580,000)	$(6,068,000)	$(38,623,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	489,000	2,104,000	2,739,000
Gain from sale of assets	—	—	(3,000)
Beneficial conversion feature of notes payable	—	—	201,000
Contributed research and development services	—	—	95,000
Merger related costs	—	523,000	523,000
Shares issued in lieu of interest payments	—	47,000	47,000
Equity-based compensation	561,000	1,147,000	17,608,000
Changes in assets and liabilities:
Accounts receivable	(4,000)	(8,000)	(16,000)
Prepaid expenses and other assets	(114,000)	—	(158,000)
Accounts payable and accrued expenses	823,000	56,000	1,024,000
Net cash used in operating activities	(2,825,000)	(2,199,000)	(16,563,000)
Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of furniture and fixtures	(12,000)	—	(154,000)
Net cash used in investing activities	(12,000)	—	(332,000)
Cash flows from financing activities:
Net proceeds from sale of preferred stock	—	—	448,000
Due to related parties	(21,000)	—	315,000
Repayment of 15% bridge promissory notes	—	(200,000)	(200,000)
Repayment of 12% bridge promissory notes	—	(40,000)	(40,000)
Proceeds from bank loans	—	300,000	300,000
Proceeds from sale of notes	2,801,000	1,651,000	5,062,000
Contributed capital	—	178,000	178,000
Net proceeds from sale of common stock	—	13,000	10,836,000
Net cash provided by financing activities	2,780,000	1,902,000	16,899,000
Net increase (decrease) in cash	(57,000)	(297,000)	4,000
Cash at beginning period	358,000	301,000	—
Cash at end of period	$301,000	$4,000	$4,000
Supplemental Cash Flow Information:
Note receivable for issuance of common stock	(398,000)	398,000	—
Repurchase of common stock for cancellation of subscription note receivable	750,000	—	750,000
Contributed research and development	—	—	95,000
Increase in due to related party for acquisition of intellectual property	—	—	200,000
Beneficial conversion feature for promissory notes	912,000	—	912,000
Warrants issued in connection with 15% promissory notes	139,000	122,000	261,000
Cash paid for interest expense	260,475	375,000	635,475
Accrued equity-based compensation	434,000	(434,000)	—
Accrued dividends	47,000	51,000	188,000
Interest on promissory notes paid in common stock	—	520,000	520,000
Promissory notes converted to common stock	—	912,000	912,000

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 — Organization and Nature of Business

Vicor Technologies, Inc. (the ‘‘Company’’) is a development-stage biotechnology company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company’s diagnostic products are based on the Company’s patented PD2i algorithm, which is used to predict future pathological events, specifically but not limited to, fatal cardiac arrhythmic death, Alzheimer’s Disease and a number of other high profile diagnostic indications. Vicor’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation. The Company is in the regulatory process of obtaining 510-k clearance from the Food and Drug Administration (‘‘FDA’’) for the Vicor PD2i Cardiac Analyzer at which time marketing efforts will commence. The Company’s primary efforts at obtaining 510-k clearance will consist of the execution of a pivotal clinical trial ‘‘Prospective , Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients.’’ (‘‘The VITAL Trial’’) to be coordinated with Harvard Clinical Research Institute. The VITAL Trial is expected to be completed within 18-24 months at which time the Company’s 510-k will be filed with the FDA (see Note 13). It is anticipated that the Company will seek CE Mark clearance for the Analyzer and begin marketing in Europe in 2008.

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

The Company has limited experience in conducting and managing pre-clinical testing necessary to enter clinical trials required to obtain government approvals and has limited experience in conducting clinical trials. Accordingly, the Company’s competitors may succeed in obtaining FDA approval for products more rapidly than the Company, which could adversely affect the Company’s ability to further develop and market its products. If the Company commences significant commercial sales of its products; it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no experience.

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 2 — liquidity

The Company’s financial statements as of and for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a negative working capital of $5,871,000 and net loss applicable to common stockholders of $6,068,000 for the year ended December 31, 2007 and had an accumulated deficit of $38,811,000 as of December 31, 2007. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy (see Note 13). The Company believes that the amount of capital to be generated by this plan should be sufficient to permit execution of the VITAL Trial and provide sufficient working capital.

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

Note 3 — Summary of Significant Accounting Policies and Basis of Presentation

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company’s consolidated financial statement amounts have been rounded to the nearest thousand.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and short-term investments. Management believes the financial risks associated with these financial instruments are minimal. The Company places its cash with high credit quality financial institutions and makes short-term investments in high credit quality money market instruments of short-term duration. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006, the Company had approximately $254,000 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

Research and Development Costs

Research and development expenditures, including payments to collaborative research partners, research and development costs (which are comprised of costs incurred in performing research and development activities including wages and associated employee benefits, facilities and overhead costs) are expensed as incurred.

Revenue Recognition

As a development-stage enterprise, the Company has no significant operating revenues and cannot expect operating revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of the Company’s products for which approval is being sought. The Company obtained Phase I and II Small Business Innovation Research (‘‘SBIR’’) Grants in 2003-2005 amounting to a total of $850,000. The funds received were utilized to develop software for the PD2i Cardiac Analyzer ($100,000) and to conduct a study of 700 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the grant was to test and establish ‘‘good medical practice’’ through wide experimental use of the Analyzer at different emergency room sites with high risk patients.

The funds received for these Grants have been treated as revenues by the Company in its consolidated financial statements and were recorded when costs to perform such research and development activities were incurred. During the year ended December 31, 2006 and 2007, the revenues from the National Institutes of Health, A United States Government agency, accounted for $22,000 and $12,000 of total consolidated revenues, respectively. Additional future revenues, originating from the National Institutes of Health, if any, are subject to possible future changes in government funding levels (see Note 14).

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three months or less to be cash and cash equivalents.

Intellectual Property

Intellectual property, consisting of patents and other proprietary technology acquired by the company is stated at cost and amortized on a straight-line basis over the estimated useful lives.

	December 31,
	2006	2007
Patents	$252,000	$252,000
Purchased software	251,000	251,000
	503,000	503,000
Less accumulated amortization	(111,000)	(149,000)
Net intellectual property	$392,000	$354,000

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Intellectual Property, continued

The intellectual property at December 31, 2007 has an estimated useful life of 17 years and amortization began in 2004. Estimated annual amortization expense will be $37,000 annually for the years ended December 31, 2008 through 2023. Amortization expense for the years ended December 31, 2006 and 2007 was $37,000 and $38,000. Legal fees related to the prosecution of new patents and intellectual property are expensed as incurred. Such expenses amounted to $109,000 and $93,000 in 2006 and 2007, respectively.

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

Accounting for Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (‘‘SFAS No. 123’’) establishes the use of the fair value-based method of accounting for stock-based compensation arrangements, under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The Company has applied the principles of SFAS 123 and recognized compensation expense related to its stock-based compensation arrangements.

The Company has also granted stock purchase warrants to independent consultants and contractors and values these warrants using the fair value-based method prescribed by SFAS No.123. The compensation cost so determined is recognized over the period the services are provided which usually results in compensation cost being recognized at the date of the grant.

Financial Instruments

The carrying amount of financial instruments, including cash and cash equivalents, accounts payable, and notes payable approximates fair value as of December 31, 2006 and 2007.

Recent Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 108, ‘‘Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.’’ This Bulletin addresses quantifying the financial statement effects of misstatements, including how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This Bulletin is effective for fiscal years ending after November 15, 2006 and allows for a one-time transitional cumulative effect adjustment to beginning retained earnings in the fiscal year adopted for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The adoption of SAB No. 108 could have an impact on the assessment of the financial statement effects of any potential future misstatements.

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurements.’’ This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. FASB Staff Position 157-2 delays the effective date of SFAS No. 157 to allow the FASB Board additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Under FASB Staff Position 157-2, the Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.’’ SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s consolidated financial statements.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2006 and 2007, there were no deemed impairments of long-lived assets.

Note 4 — Patent Acquisition

On May 29, 2003, the Company entered into an Asset Purchase Agreement with Enhanced Cardiology, Inc., the holder of Patent #’s 5,709,214 and 5,720,294 covering the PD2i Electrophysiological Analyzer. The Agreement called for Non-Linear Medicine, Inc, a wholly-owned subsidiary of the Company, to acquire the patents in exchange for total consideration of $252,000, of which $175,000 was to be paid pursuant to the Asset Purchase Agreement and $77,000 was to be paid pursuant to a consulting agreement for the six months ending June 30, 2004. The Company satisfied its obligations pursuant to the Asset Purchase Agreement on October 27, 2003 and Non-Linear Medicine, Inc. acquired the patents free of any liens or encumbrances. The $252,000 has been included in the accompanying Consolidated Balance Sheet in Intellectual Property with the remaining $77,000 to be paid as consulting fees included in Accounts Payable at December 31, 2006 and 2007 (see Note 9).

Note 5 — Notes Payable

2004 Notes

During the period from April 1, 2004 through June 30, 2004 the Company sold $610,000 of 10% unsecured Convertible Promissory Notes (the ‘‘2004 Notes’’). The 2004 Notes were to mature 12 months from the date of issue, bear interest at 10% per annum and are convertible anytime at the

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

purchaser’s option into shares of Common Stock at a conversion price of $2.25 per share (271,111 shares)(see below). The 2004 Notes are callable for redemption by the Company at its option after six months from the date of issue at a redemption price equal to the face value of the note plus accrued interest. Thus, purchasers had the option of receiving their principal plus accrued and unpaid interest back or converting the Notes plus accrued and unpaid interest into additional shares of Common Stock. These 2004 Notes included a beneficial conversion feature (based on a conversion price of $2.25 per share and a fair market value of $2.50 per share on the date of issuance) which was valued at $201,000 and recorded as interest expense during the year ended December 31, 2004.

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

In October 2006, the Company received commitments from all the holders of the 2004 Notes to extend the maturity of the Notes through dates ranging from April through October 2008. In exchange for the extension of the maturity date of the 2004 Notes, effective November 1, 2006, the Company increased the interest rate of the 2004 Notes to 12% per annum and agreed to make interest payments on a monthly basis. In addition, each holder of the 2004 Notes was issued additional shares of Common Stock. The value of the shares of the Common Stock each 2004 Note holder received was equal to 18 month’s interest on the outstanding principal balance of the 2004 Note, calculated at 12% per annum, which equates to cumulative value of approximately $109,000 which has been accounted for as prepaid interest expense and will be amortized over the term of the extension. The valuation of these shares is $2.50 per share.

In December 2007 a forbearance fee equal to the monthly interest of $6,162 in common stock was paid in lieu of cash payment of interest and the past due and current interest was paid in cash in January 2008.

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

During December 2006 and January 2007, the Company negotiated extensions of maturity with holders of $1,474,000 of the Bridge Notes. In exchange for an extension of maturity to June 30, 2008, the Company: a) paid one month’s extra interest in cash, and b) issued additional shares of common stock equal to interest on the outstanding principal balance of the Bridge Notes, calculated at 12% per annum, over the extended term of the Bridge Notes. The Company issued in January 2007 a total of 93,948 shares of common stock or $235,000 (calculated at $2.50 per share) which has been accounted for as additional interest expense in December 2006. Additionally, during 2007, the Company was able to negotiate extensions of maturity with holders of an additional $215,000 of the Bridge Notes.

In July, August and September 2007, the Company successfully negotiated with all holders of the Bridge Notes and modified the terms of the conversion feature to provide for:

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

In December 2007, a forbearance fee equal to the monthly interest of $16,659 in common stock was paid in lieu of cash and the past due and current interest was paid in cash in January 2008.

12% Convertible Promissory Notes

On July 7, 2006, the Company commenced an offering of up to $900,000 of 12% Convertible Promissory Notes (the ‘‘Promissory Notes’’) through WestPark Capital, Inc (subject to a 20% over-allotment provision). The Promissory Notes mature on July 31, 2007, bear interest at 12% per annum and are subject to automatic conversion into shares of the Company’s common stock upon the effectiveness of the Form S-4 Registration Statement that was filed on December 6, 2006 in connection with the reverse merger completed on March 30, 2007 discussed in Note 1.

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

Amortization expense for the years ended December 31, 2006 and 2007 related to the beneficial conversion feature was $376,000 and $536,000, respectively and has been accounted for as additional interest expense.

The Promissory Notes automatically converted into 1,137,638 shares of Common Stock on February 2, 2007 based on a conversion price of $0.83 per share, at which time the remaining unamortized beneficial conversion feature and deferred financing fees were charged to expense. Total expense allotted for these two items in the year ended December 31, 2007 was $632,000.

15% Promissory Notes

On December 20, 2006, the Company sold a $200,000 15% Promissory Note. This 15% Note bears interest at a rate of 15% per annum with interest payable monthly was scheduled to mature on June 30, 2007, and is callable by the Company at any time after two months from issuance.

The 15% Note also includes a warrant to purchase $100,000 of common stock of the Company for a period of five years at an exercise price of $1.25 per share. The fair value for this warrant was estimated at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.99%; dividend yield of 0%; fair market value of $2.50; a weighted average expected warrant life of four years and a minimal volatility factor since the Company’s stock was not yet actively traded on an established public market. The value of the

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

warrant so determined ($139,000) has been reflected as a reduction of the 15% Note with the offsetting credit as an increase in additional paid-in capital. The discount is being amortized over the estimated outstanding term of the 15% Note as additional interest expense. Amortization expense for the year ended December 31, 2007 related to this discount amounted to $139,000.

On January 20 and March 14, 2007, the Company sold two additional $100,000 15% Promissory Notes. These 15% Notes bear interest at a rate of 15% per annum with interest payable monthly and were scheduled to mature on June 30, 2007, and are callable by the Company at any time after two months from issuance. The 15% Notes also each include a warrant to purchase $50,000 of common stock of the Company for a period of five years at an exercise price of $1.25 per share. The fair value for this warrant was estimated at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.24%; dividend yield of 0%; fair market value of $2.50; a weighted average expected warrant life of four years and a minimal volatility factor since the Common Stock was not yet actively traded on an established public market. The value of the warrants so determined ($122,000) were reflected as a reduction of the 15% Notes with the offsetting credit as an increase in additional paid-in capital. The discount was amortized over the estimated outstanding term of the 15% Notes as additional interest expense which amounted to $122,000 for the year ended December 31, 2007.

During July 2007, the Company negotiated an extension of the 15% Notes until October 31, 2007 in consideration of continuing interest payments and the issuance of 80,000 shares of Common Stock to the note holders. The Common Stock was valued at $1.50 per share and accounted for as additional interest expense over the extended term of the 15% Notes. Interest expense of $120,000 was charged to expense for the year ended December 31, 2007.

On October 31, 2007, the Company sold an additional $200,000 15% Promissory Note. This 15% Note bears interest at a rate of 15% per annum with interest payable monthly and is scheduled to mature on April 30, 2008, and is callable by the Company at any time after two months from issuance. The funds were used to retire a 15% Promissory Note. This note included issuance of 40,000 shares of Common Stock to the note holder. The Common Stock was valued at $1.00 per share and accounted for as additional interest expense over the term of the note. Interest expense of $13,000 was charged to expense for the year ended December 31, 2007.

In November 2007, 40,000 shares of the Company’s common stock were issued for extensions of certain of the 15% Promissory notes at a cost of $40,000 to be amortized over the 3 month extension period. Interest expense of $27,000 was charged to expense for the year ended December 31, 2007.

Bank Loans

On February 26, 2007, the Company borrowed $200,000 from Colonial Bank, N.A. (‘‘Colonial Bank’’) on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from the Company’s Chief Executive and Financial Officer David H. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 291 shares of the Company’s common stock (subject to adjustment to 728 shares of the company’s common stock after the commencement of trading or quotation of the Company’s common stock which occurred on July 9, 2007) as consideration to Mr. Fater for providing the standby collateral. This loan with Colonial Bank has been extended until May 18, 2008 at an interest rate of 3.03%.

On April 30, 2007, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.13%. As a

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 146 shares of the Company’s common stock (subject to adjustment to 364 shares of the company’s common stock after the commencement of trading or quotation of the Company’s common stock which occurred on July 9, 2007) as additional consideration to Mr. Fater for providing the standby collateral. This loan with Colonial Bank also has been extended until June 25, 2008 at an interest rate of 3.03%. The note has not been paid.

For the year ended December 31, 2007, Mr. Fater received 8,328 shares of the Company’s common stock related to these bank loans.

10% Bridge Notes

On June 6, 2007 the Company commenced an offering of up to $1,250,000 of 10% Convertible Bridge Notes (the ‘‘10% Bridge Notes’’) through WestPark and Aurora Capital LLC (‘‘Aurora’’). The offering was completed on October 18, 2007 consisting of:

•	10% Bridge Notes, maturing on December 31, 2007 (the ‘‘Maturity Date’’) and bearing interest at 10% per annum with interest accruing until and payable upon maturity or earlier conversion. The 10% Bridge Notes are convertible and exercisable at a per share conversion price equal to 80% of the per share price of the Registrant’s Common Stock, $.0001 per share (the ‘‘Common Stock’’) included in a proposed PIPE offering of at least $6,000,000 (the ‘‘10% Bridge Note Conversion Price’’). The per share price of the Common Stock included in the proposed PIPE offering (the ‘‘PIPE Share Price’’) is currently expected to be $1.00, thus the 10% Bridge Note Conversion Price is currently expected to be $0.80 per share, for a cumulative total of 1,564,000 shares. Upon the completion of the proposed PIPE offering on or prior to December 31, 2007, the Bridge Notes would automatically convert into Common Stock.

•	Common stock purchase warrants (the ‘‘Warrants’’) convertible into and exercisable into that number of shares of the Registrant’s Common Stock equal to the total gross proceeds of the Bridge Financing divided by 80% of the PIPE Share Price. Thus, the total number of shares into which the Warrants are currently expected to be convertible and exercisable is 1,564,000. The per share exercise price of the Warrants is equal to 80% of the exercise price of the warrants included in the proposed PIPE offering. The per share exercise price of the warrants included in the proposed PIPE offering (the ‘‘PIPE Warrant Price) is currently expected to be $1.25, thus the Warrant exercise price is currently expected to be $1.00 per share.

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

At December 31, 2007 the Company had sold $1,251,000 of these 10% Bridge Notes. A beneficial conversion feature of $660,000 was associated with these 10% Bridge Notes and was amortized over the term of the 10% Bridge Notes through December 31, 2007.

The 10% Bridge Notes matured on December 31, 2007 pursuant to their terms. The 10% Bridge Notes, together with interest accrued through December 31, 2007 of $48,000 remain unpaid and continue to accrue interest and, accordingly, are in default.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Unless the event of default has been waived in writing by the holders, upon the occurrence of an event of default the Bridge Notes will bear interest at the maximum lawful rate of interest permitted by applicable laws and at the option of the holders and in the holders’ sole discretion, the holders may consider the Bridge Notes immediately due and payable, without presentment, demand, protest or notice of any kind. The Company has requested a waiver through February 29, 2008 from each of the holders in exchange for a 10% forbearance fee payable in shares of common stock of the Company. If all holders agree to the waiver, the Company will be issuing a total of 126,384 shares of common stock to the holders in January 2008. The Company has received waivers from holders of $1,101,200 of the Bridge Notes.

Note 6 — Preferred Stock

On October 24, 2003, the Company entered into an Investment Agreement with the ASTRI Group, LLC (‘‘ASTRI’’). Under the terms of the Investment Agreement, ASTRI purchased 157,592 shares of Series A Convertible Cumulative Preferred Stock for $500,000 ($3.12 per share). The Company also issued ASTRI a warrant to purchase 39,762 shares of Common Stock at an exercise price of $0.01.

The Series A Convertible Cumulative Preferred Stock yields cumulative cash dividends at an annual rate of 8% ($0.26 per share). Dividends will accrue and compound annually on such amount from the date of issuance until paid in full, or, at the option of ASTRI, converted into additional Preferred Stock at $3.12 per share. At December 31, 2006 and 2007, accrued dividends payable were $137,000 and $188,000 respectively. Each share of Preferred Stock is convertible at the option of ASTRI into shares of common stock at a conversion rate of 1:1. The conversion price of the Preferred Stock is subject to adjustment to prevent dilution using a weighted-average anti-dilution formula. The Preferred Stock will automatically be converted into shares of Common Stock upon the consummation of a Liquidity event, as defined.

The Preferred Stock is senior to all other outstanding capital stock and is entitled to a liquidation preference equal to the greater of (i) the initial purchase price for the Preferred Stock plus accrued or declared dividends or (ii) the amount such holder would have received if prior to such liquidation the Preferred Stock had been converted into common stock. The consent of 2/3 of the holders of all series of Preferred Stock will be required to (i) amend or repeal any provision to the Company’s Certificate of Incorporation or Bylaws, (ii) authorize or reclassify existing shares of stock, (iii) pay any dividend on or repurchase any shares of a substantial part of the Company, (iv) declare bankruptcy, (v) liquidate or dissolve the Company, (vi) borrow funds outside the ordinary course of business or (vii) enter into any transaction with related parties or affiliates of the Company.

The Company has the right of refusal to acquire the Preferred Stock and ASTRI and certain stockholders have entered into an Investor Rights Agreement providing for customary drag-along and tag-along rights in connection with a bona fide offer from a third party to acquire the Company. Furthermore, pursuant to the Investment Agreement, ASTRI has the right to designate one non-voting observer to the Board of Directors.

Note 7 — Stockholders’ Equity

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board has the authority to issue the shares in one or more series and to fix the designations, preferences, powers and other rights, as it deems appropriate. As of December 31, 2006 and 2007, 157,592 shares of series A Convertible preferred stock had been issued and were outstanding (see Note 6). The Company has 100,000,000 shares of common stock authorized with a par value of $0.0001. Each share of common stock has one vote per share for the election of directors and all other items submitted to a vote of stockholders. The common stock does not have cumulative voting rights, preemptive, redemption or conversion rights.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In the period from January 1, 2002 through December 31, 2002, the Company sold 2,225,424 shares of its Common Stock in a private placement, which raised net proceeds of $3,492,000. During the period from January 1, 2003 through December 31, 2003, the Company sold 870,918 shares of common stock in a private placement which raised net proceeds of $2,718,000. In the period from July 1, 2004 through December 31, 2004, the Company sold 308,300 shares of its Common Stock in a private placement, which raised net proceeds of $889,000. In the period from January 1, 2005 through December 31, 2005, the Company sold 1,329,302 shares of its Common Stock in a private placement which raised net proceeds of $2,167,000.

The Company has issued stock warrants to certain employees, vendors and independent contractors. The warrants are immediately exercisable for a period of three to ten years and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $0.01-$3.12. The fair value per warrant based on the Black-Scholes valuation method ranges from $.77 to $4.99. The cost of these warrants was treated as compensation and, accordingly, the Company recorded an expense of $995,000 in the year ended December 31, 2006 and $897,000 in the year ended December 31, 2007.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.08% in 2006 and 5.24% in 2007; dividend yield of 0%; fair market value of $2.50 in 2006 and $1.37 2007, respectively; a weighted average expected warrant life of four years; and a minimal volatility factor since the Company’s stock is not yet actively traded on an established public market.

Certain warrants held by eight shareholders, including one of the Company’s Directors (the ‘‘Warrant holders’’), permitting the Warrant holders to purchase up to an aggregate of 398,000 shares of common stock with an exercise price of $1.00 per share were scheduled to expire on September 19, 2006. On September 5, 2006, the Board of Directors approved the Company accepting fully-secured Notes Receivable (the ‘‘Warrant Notes’’) bearing simple interest at 8.25% per annum from the Warrant holders in payment of the exercise price of their warrants. All of the Warrant holders exercised their warrants in this manner, increasing the number of issued and outstanding common shares and decreasing the outstanding warrants accordingly. The Notes are secured by the underlying shares of common stock and were due at the earlier of the consummation of the reverse merger or March 31, 2007. The Warrant Notes have been included in the Consolidated Financial Statements as Subscription Notes Receivable in Stockholders’ Equity and were satisfied in connection with a cashless exchange at the consummation of the reverse merger.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 7 — Stockholders’ Equity, continued

At December 31, 2007, the following summarizes the outstanding warrants:

	Shares Under Warrants	Weighted-Average Exercise Price
Balance at inception	—	$—
Granted in connection with stock sold	148,000	1.00
Exercised	—	—
Outstanding at December 31, 2000	148,000	1.00
Granted to employees and others	900,000	0.67
Exercised	—	—
Exercisable at December 31, 2001	1,048,000	0.72
Granted to employees and others	1,270,252	1.09
Exercised	(750)	—
Exercisable at December 31, 2002	2,317,502	0.92
Granted to employees and others	1,520,332	1.14
Exercised	(750)	—
Exercisable at December 31, 2003	3,837,084	1.01
Granted to employees and others	126,200	0.93
Exercised	—	—
Exercisable at December 31, 2004	3,963,284	1.01
Granted to employees and others	595,180	1.21
Exercised	(101,750)	—
Exercisable at December 31, 2005	4,456,714	1.06
Granted to employees and others	70,000	2.50
Exercised	(398,000)	—
Exercisable at December 31, 2006	4,128,714	1.09
Granted to employees and others	470,500	1.00
Exercised	3,469,908	—
Exercisable at December 31, 2007	1,129,306	$1.96

The weighted-average grant date fair value of all warrants granted during 2006 was $2.05 and for 2007 was $1.37.

Note 8 — Stock Option Plan

On September 11, 2002, the Company’s stockholders approved the 2002 Stock Option Plan (the ‘‘Option Plan’’), which provides for the granting of options to purchase up to 1,000,000 shares of the Company’s common stock. Both incentive stock options and nonqualified stock options may be issued under the provisions of the Option Plan. Employees of the Company and its subsidiaries, members of the Board of Directors, independent consultants and advisors are eligible to participate in the Option Plan. The granting and vesting of options under the Option Plan are authorized by the Company’s Board of Directors or a committee of the Board of Directors.

Total compensation expense related to the granting of options for the years ended December 31, 2006 and 2007, based on a fair value of $3.36 and $1.37 per share, respectively, amounted to approximately $904,000 and $110,000, respectively. The fair value for these options was estimated at the date of grant using the Black- Scholes option pricing model with the following

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

weighted-average assumptions: risk-free interest rate of 5.08% and 5.24% dividend yield of 0% for both years; fair market value of $2.50 and $1.37 in 2006 and 2007, respectively; a weighted-average expected option life of ten years; and a minimal volatility factor since the Company’s stock is not actively traded on an established public market.

Information regarding the Option Plan is as follows:

	Number of Shares	Weighted-Average Exercise Price	Options Excercisable	Weighted-Average Exercise Price
Options outstanding at inception
Granted	50,000	$3.00
Outstanding at December 31, 2002	50,000	$3.00	10,000	$3.00
Granted	—
Outstanding at December 31, 2003	50,000	$3.00	30,000	$3.00
Granted	1,000	$3.25
Outstanding at December 31, 2004	51,000	$3.01	51,000	$3.01
Granted	269,000	$2.50
Cancelled	25,000	$2.50
Outstanding at December 31, 2005	295,000		295,000	$2.59
Granted	80,000	$2.50
Cancelled	35,000
Outstanding at December 31, 2006	340,000		340,000	$2.58
Granted	122,500			$0.85
Exercised in cashless exercise 3/30/07	340,000	$2.58	—	$0.00
Outstanding at December 31, 2007	122,500		122,500	$0.85
Reserved for future option grants at December 31, 2007	477,500

Note 9 — Related Party Transactions

As an inducement for a new Chief Executive Officer to join the Company in June 2002, the Company allowed him to purchase 250,000 shares of the Company’s Common Stock at $3.00 per share and issued warrants to purchase 100,000 shares of the Company’s Common Stock at $0.01 per share. As consideration for the shares purchased, the Company received $25 in cash (the underlying par value of the shares purchased) and a Promissory Note for $749,975 payable in full on July 23, 2007. The loan was without interest for five years and was secured by the 250,000 shares of Common Stock purchased by him. The Promissory Note was included in the accompanying Consolidated Financial Statements as Subscription Notes Receivable in Stockholders’ Equity. In April 2006, the Company executed a non-cash transaction (which had been approved by the Board of Directors) whereby the Company purchased 150,000 shares of common stock from its Chief Executive Officer for $5.00 per share (the price at which the Company last raised capital in a private placement) and cancelled the related note receivable from him. The 150,000 shares acquired from him were cancelled.

On October 24, 2003, (and as amended on July 24, 2004 and September 18, 2004), the Company entered into a Purchase and Royalty Agreement with one of its founding scientists to acquire the software related to the PD2i Cardiac Analyzer (see Note 4). The total purchase price for the software is $200,000 of which $62,500 was paid in 2002 and 2003 and $37,500 was paid in 2005. The $200,000 has been included in the accompanying Consolidated Balance Sheet as Intellectual Property with the remaining $100,000 included in the accompanying Consolidated Balance Sheet as Due to Related

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Parties. The Agreement further provides for an ongoing royalty to be paid to the scientist amounting to 10% of amounts received by the Company from any activities relating to the PD2i Cardiac Device for the life of the patents. Royalty payments will commence after Vicor has recovered its development costs in full.

Additionally, on January 1, 2007, the Company entered into a Service Agreement (‘‘Service Agreement’’) with ALDA & Associates International, Inc. (‘‘ALDA’’), a consulting company owned and controlled by Mr. Fater, whereby three of the Company’s employees became employees of ALDA under a Professional Employer Organization (PEO) arrangement. The Service Agreement, which is a cost reimbursement only contract, provides for reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. Costs associated with the contract amounted to $254,000 for the year ended December 31, 2007.

As discussed in Note 5, on February 26, 2007, the Company borrowed $200,000 from Colonial Bank, N.A. (‘‘Colonial Bank’’) on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from the Company’s Chief Executive and Financial Officer David H. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 291 shares of the Company’s common stock (subject to adjustment to 728 shares of the company’s common stock after the commencement of trading or quotation of the Company’s common stock which occurred on July 9, 2007) as consideration to Mr. Fater for providing the standby collateral. This loan with Colonial Bank has been extended until May 18, 2008 at an interest rate of 3.03%.

On April 30, 2007, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date of August 22, 2007 and an interest rate of 6.13%. As a condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out of pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 146 shares of the Company’s common stock (subject to adjustment to 364 shares of the company’s common stock after the commencement of trading or quotation of the Company’s common stock which occurred on July 9,2007) as additional consideration to Mr. Fater for providing the standby collateral. This loan with Colonial Bank also has been extended until June 25, 2008 at an interest rate of 3.03%.

For the year ended December 31, 2007, Mr. Fater received 8,328 shares of the Company’s common stock related to these bank loans.

In June and July of 2007 two of the Company’s directors and officers sold 355,000 shares of the Company’s common stock owned by them and contributed the net proceeds ($37,500 in June and $140,000 in July) to the Company as contributed capital.

Note 10 — Income Taxes

For income tax purposes, the Company has capitalized its losses (other than contract Research and Development) as start up costs. The start up costs will be amortized over a five-year period when operations commence. The tax loss carry forward at December 31, 2007 amounts to $1,829,000 and begins to expire in 2016.

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance has been recognized to offset the deferred tax assets as of December 31, 2006 and 2007 as

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

realization of such assets is uncertain.

	2006	2007
Deferred tax assets:
Tax loss carry forward	535,000	695,000
Start-up costs	5,749,000	13,527,000
Equity-based compensation expense	6,036,000	372,000
Total deferred tax assets	12,320,000	14,594,000
Valuation allowance:
Beginning of year	(10,620,000)	(12,320,000)
Decrease (increase) during the period	(1,700,000)	(2,274,000)
Ending balance	(12,320,000)	(14,594,000)
Net deferred tax assets	$—	$—

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operating loss and credit carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Note 11 — Property and Equipment

Property and equipment consist of the following

	December 31,
	2006	2007
Computers and equipment	49,000	49,000
Furniture and fixtures	24,000	24,000
	73,000	73,000
Less: accumulated depreciation	(60,000)	(66,000)
Net property and equipment	$13,000	$7,000

Depreciation expense for the years ended December 31, 2006 and 2007 was $10,000 and $6,000, respectively.

Note 12 — Leases

The Company is obligated under an operating lease agreement for its administrative offices and office equipment. These leases are for a three year term beginning August 2006. Annual future minimum lease obligations for this lease, as of December 31, 2007 are as follows:

2008	97,039
2009	68,358
$165,397

Rent expense for the years ended December 31, 2006 and 2007 were $87,000 and $88,000, respectively.

Note 13 — Commitments and Contingencies

The Company has employment agreements with its Chief Executive Officer and its scientists, the terms of which expire at various times through 2008. Such agreements provide for minimum salary

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

levels, adjusted annually for cost-of-living changes. Certain salary amounts due to the founding scientists have been deferred. Deferred salaries under these agreements amounted to $325,000 at December 31, 2006 and 2007, respectively and have been included in the accompanying consolidated balance sheet under due to related parties.

The Company’s senior management has been voluntarily deferring 50% of their compensation since January 2007. At December 31, 2007 $285,000 has been accrued and is expected to be paid upon completion of the Company’s permanent financing.

In August 2006, the Company initiated the VITAL Trial to be coordinated by the Harvard Clinical Research Institute. The VITAL Trial will be conducted for the PD2i Cardiac Analyzer at approximately 30 sites and will take approximately 18-24 months to complete. The results of this Trial will be submitted to the FDA as part of the Company’s 510-k process to obtain FDA clearance to market the PD2i Cardiac Analyzer. The study will cost approximately $4,500,000 for which the Company is committed to make monthly payments over a 24-month period.

At December 31, 2007, we had a working capital deficiency of $5,871,000 and $4,000 in cash and cash equivalents. Our working capital is not sufficient to meet our objectives. Management recoqnizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity and debt securities.

Note 14 — Small Business Innovation Research Grant

On March 20, 2003, the Company received a Phase I Small Business Innovation Research (‘‘SBIR’’) grant. The grant awarded by the National Institutes of Health (‘‘NIH’’) provided $100,000 over a six-month period beginning April 1, 2003. On February 16, 2004, the Company received notification that it had been awarded Phase II of the grant for $750,000 for the commercial development of the analyzer beginning March 1, 2004. Phase II of the grant involved the study of 700 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of this grant was to test and establish ‘‘good medical practice’’ through wide experimental use of the Analyzer at different emergency room sites with high risk patients. For the year ended December 31, 2007, the Company’s revenues from this grant was $12,000.

Note 15 — Subsequent Events

On January 3, 2008, the Company sold an additional $200,000 15% Promissory Note. This 15% Note bears interest at a rate of 15% per annum with interest payable monthly and is scheduled to mature on February 29, 2008. The 15% Note also included the issuance of 50,000 shares of common stock of the Company as additional interest expense which amounted to $55,000 which will be amortized over the two month period.

On January 31, 2008, the Company sold an additional $100,000 15% Promissory Note scheduled to mature on April 30, 2008. It included the issuance of 40,000 shares of common stock of the Company as additional interest expense which amounted to $44,000 and will be amortized over the three month period.

As of March 31, 2008, the Company has received approximately $1,016,500 through its private placement offering of Series B 8% Junior Convertible Cumulative Preferred Stock