Form 10KSB/A
period 2007-12-31
Vicor Technologies, Inc.
filed 2008-04-03
CIK 1335104

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

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

(Title of Class)

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (Sec.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No. ☒

The Registrant’s revenues for fiscal year ended December 31, 2007 were $12,000.

 The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,959,470 as of February 29, 2008 based on the closing price ($.85) of the Company’s common stock on the Over-the-Counter Bulletin Board on said date. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates

As of February 29, 2008, there were issued and outstanding 26,252,550 shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY STATEMENT

This Amendment on Form 10-KSB/A is being filed for the purpose of amending Part III, item 13 of Vicor Technologies, Inc. Form 10-KSB Annual Report for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 31, 2008 for the sole purpose of attaching Exhibit 10.13 which was inadvertently omitted from the Annual Report. As required by Rule 12b-15 of the Exchange Act, we are also filing Exhibits 31.3, an amended Certification of our Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Exhibit 31.4, an amended Certification of our Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made in this Form 10-KSB/A that modify or update other disclosures as presented in the Annual Report filed on March 31, 2008.

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

2.6

Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of July 28, 2006 (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on December 6, 2006 , File No. 333-139141).

2.7

First Amendment to the Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of December 6, 2006 (incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).

3.1.1

Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

3.1.2

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

10.4

Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated June 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.5

Amendment No. 1 to the Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated October 24, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.6

Employment Agreement, by and between Vicor Technologies, Inc. and Jerry M. Anchin, dated January 1, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.7

Employment Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated March 1, 2006 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.8

Stock Repurchase Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated March 10, 2006 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475). +

10.9

Proposal for Internet-Based Clinical Trial, by and between Target Health, Inc. and Vicor Technologies, Inc., dated May 25, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

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

10.13	Consulting Agreement dated September 30, 2003 between Vicor Technologies, Inc. and Michael Greer*
10.14

Service Agreement, dated January 1, 2007, by and between ALDA & Associates International, Inc. and Vicor Technologies, Inc. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 30, 2007 filed with the SEC on May 15, 2007).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 in the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2008).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 (incorporated by reference to Exhibit 31.1 in the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2008).

31.2

Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

31.3

Amended Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007.*

31.4

Amended Certification of the Company's Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2007.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
+	Management Compensation Plan or Arrangement
*	Filed herewith.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vicor Technologies, Inc.
Dated: April 2, 2008	By:	/s/ David H. Fater
	Name:	David H. Fater
	Title:	Chief Executive Officer and Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

	Title	Date

/s/ David H. Fater	Chief Executive Officer, Chief Financial Officer and Director	April 2, 2008
David H. Fater

/s/ James E. Skinner, Ph.D.	Vice President and Director of Research and Development and Director	April 2, 2008
James E. Skinner, Ph.D.

/s/ Jerry T. Anchin	Vice President and Associate Director of Research and Development and Director	April 2, 2008
Jerry T. Anchin, Ph.D.

/s/ Edward Wiesmeier	Director	April 2, 2008
Edward Wiesmeier, M.D.

3