Form 10QSB
period 2008-03-31
Vicor Technologies, Inc.
filed 2008-05-15
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2008, 26,674,364 shares of the Registrant’s Common Stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Form (Check one): Yes       No

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-QSB for the Period Ended March 31, 2008

—TABLE OF CONTENTS—

		Page
PART I — Financial Information
Item 1.	Condensed Consolidated Financial Statements (unaudited):
	Condensed Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008 (unaudited)	1
	Condensed Consolidated Statements of Operations (unaudited) for the three months ending March 31, 2007 and 2008 and the period from August 4, 2000 (inception) through March 31, 2008.	2
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ending March 31, 2007 and 2008 and the period from August 4, 2000 (inception) through March 31, 2008.	3
	Condensed Statements of Changes in Stockholders’ Equity (Net Capital Deficiency) For the Year ended December 31, 2007 and the Three Months ended March 31, 2008	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	16
Item 4T.	Controls and Procedures	16
PART II — Other Information
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
Signatures		19

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2007 and March 31, 2008

	December 31, 2007	March 31, 2008
		UNAUDITED
ASSETS
Current assets:
Cash	$4,000	$544,000
Prepaid expenses	80,000	32,000
Total current assets	84,000	576,000
Furniture and fixtures, net of accumulated depreciation of $66,000 and $67,000 at December 31, 2007 and March 31, 2008, respectively	7,000	6,000
Other assets
Deposits	12,000	12,000
Intellectual property, net of accumulated amortization of $149,000 and $158,000 at December 31, 2007 and March 31, 2008, respectively	354,000	345,000
	$457,000	$939,000
LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,132,000	$1,226,000
Notes payable:
Colonial Bank	300,000	300,000
15% promissory notes	400,000	600,000
2004 notes	610,000	610,000
12% convertible bridge promissory notes	1,649,000	1,649,000
10% bridge notes	1,251,000	1,251,000
Due to related parties	425,000	100,000
Accrued dividends payable	188,000	210,000
Total current liabilities	5,955,000	5,946,000
Commitments and contingencies
Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A, 157,592 shares issued and outstanding	—	—
Series B, 1,270,625 shares issued and outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized;
25,980,883 and 26,674,364 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	3,000	3,000
Additional paid-in capital	33,310,000	35,695,000
Deficit accumulated during the development stage	(38,811,000)	(40,705,000)
Net capital deficiency	(5,498,000)	(5,007,000)
	$457,000	$939,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2007 and 2008 and
From August 4, 2000 (inception) to March 31, 2008
(Unaudited)

	Three months ended March 31,		Period from August 4, 2000 (Inception) Through March 31,
	2007	2008	2008
Revenues	$12,000	$—	$844,000
Operating expenses:
Research and development	738,000	242,000	13,312,000
Selling, general and administrative	804,000	444,000	23,118,000
Depreciation and amortization	11,000	10,000	251,000
Interest expense	853,000	458,000	3,940,000
Total operating expenses	2,406,000	1,154,000	40,621,000
Loss before dividend	(2,394,000)	(1,154,000)	(39,777,000)
Dividend related to Series A and B preferred stock	12,000	740,000	928,000
Net loss applicable to common stock	$(2,406,000)	$(1,894,000)	$(40,705,000)
Net loss per common share – basic	$(0.15)	$(0.07)
Weighted average number of shares of common shares outstanding	16,043,713	26,184,754

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and
From August 4, 2000 (inception) to March 31, 2008
(Unaudited)

	Three months ended March 31, 2008	Period from August 4, 2000 (Inception) to March 31, 2008
Cash flows from operating activities:
Net loss	$(1,154,000)	$(39,777,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342,000	3,081,000
Gain from sale of assets	—	(3,000)
Beneficial conversion feature of notes payable	—	201,000
Contributed research and development services	—	95,000
Merger related costs	—	523,000
Shares issued in lieu of interest payments	—	47,000
Equity-based compensation	34,000	17,642,000
Changes in assets and liabilities:
Accounts receivable	—	(16,000)
Prepaid expenses and other assets	—	(158,000)
Accounts payable and accrued expenses	94,000	1,118,000
Net cash used in operating activities	(684,000)	(17,247,000)
Cash flows from investing activities:
Purchase of intellectual property	—	(237,000)
Net proceeds from sale of equipment	—	59,000
Purchase of furniture and fixtures	—	(154,000)
Net cash used in investing activities	—	(332,000)
Cash flows from financing activities:
Net proceeds from sale of preferred stock	1,017,000	1,465,000
Due to related parties	—	315,000
Repayment of 15% bridge promissory notes	(100,000)	(300,000)
Repayment of 12% bridge promissory notes	—	(40,000)
Proceeds from bank loans	—	300,000
Proceeds from sale of notes	300,000	5,362,000
Contributed capital	—	178,000
Net proceeds from sale of common stock	7,000	10,843,000
Net cash provided by financing activities	1,224,000	18,123,000
Net increase in cash	540,000	544,000
Cash at beginning period	4,000	—
Cash at end of period	$544,000	$544,000
Supplemental Cash Flow Information:
Repurchase of common stock for cancellation of subscription note receivable	—	750,000
Contributed research and development	—	95,000
Increase in due to related party for acquisition of intellectual property	—	200,000
Beneficial conversion feature for promissory notes	—	912,000
Warrants issued in connection with 15% promissory notes	—	261,000
Cash paid for interest expense	114,000	749,000
Accrued equity-based compensation	46,000	46,000
Accrued dividends	740,000	928,000
Interest on promissory notes paid in common stock	—	520,000
Promissory notes converted to common stock	—	912,000
Related party accrual converted to common stock	325,000	325,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency)
December 31, 2006 to March 31, 2008
(Unaudited)

	Common Stock		Preferred Stock		Additional Paid-In Capital	Subscription Notes Receivable	Accumulated Deficit
	Shares	Amount	Shares	Amount				Total
Balance at December 31, 2006	15,266,830	2,000	157,592	—	$29,585,000	$(398,000)	$(32,692,000)	$(3,503,000)
Issuance of common stock for services	177,533	—	—	—	663,000	—	—	663,000
Common stock issued in merger transaction	677,579	1,000	—	—	1,140,000	—	—	1,140,000
Acquisition of SKRP, 6 Inc. common stock	2,700,000	—	—	—	—	—	—	—
Common stock issued upon conversion of Bridge notes	1,137,638	—	—	—	632,000	—	—	632,000
Common stock issued for warrants in merger transaction	5,423,891	—	—	—	—	—	—	—
Common stock issued for options in merger transaction	329,700	—	—	—	—	—	—	—
Payment of subscription notes receivable	—	—	—	—	(415,000)	398,000	—	(17,000)
Common stock issued related to notes payable transactions	241,583	—	—	—	473,000	—	—	473,000
Issuance of warrants in connection with 15% promissory notes					122,000	—	—	122,000
Issuance of common stock for interest payments	26,129	—	—	—	40,000	—	—	40,000
Accrued dividends on preferred stock	—	—	—	—	—	—	(51,000)	(51,000)
Issuance of warrants and common stock for services	—	—	—	—	892,000	—	—	892,000
Contributed capital	—	—	—	—	178,000	—	—	178,000
Net loss	—	—	—	—	—	—	(6,068,000)	(6,068,000)
Balance at December 31, 2007	25,980,883	3,000	157,592	—	33,310,000	—	(38,811,000)	(5,498,000)
Issuance of common stock for services	431,570				359,000			359,000
Issuance of common stock for cash	7,649				7,000			7,000
Issuance of common stock in connection with notes payable transactions	254,262				284,000			284,000
Issuance of preferred stock for cash			1,270,625		1,017,000			1,017,000
Accrued dividends on preferred stock	—	—	—	—	718,000	—	(740,000)	(22,000)
Net loss	—	—	—	—	—	—	(1,154,000)	(1,154,000)
Balance at March 31, 2008	26,674,364	$3,000	1,428,217	$—	$35,695,000	$—	$(40,705,000)	$(5,007,000)

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Nature of the Business

Vicor Technologies, Inc. (‘‘The Company’’) is a development-stage biotechnology company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company’s diagnostic products are based on the Company’s patented PD2i algorithm, which is used to predict future pathological events, specifically but not limited to, fatal cardiac arrhythmic death, Alzheimer’s Disease and a number of other high profile diagnostic indications. Vicor’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation. The Company is in the regulatory process of obtaining 510(k) clearance from the Food and Drug Administration (‘‘FDA’’) for the Vicor PD2i Cardiac Analyzer at which time marketing efforts will commence. The Company’s primary efforts at obtaining 510(k) clearance will consist of the execution of a pivotal clinical trial ‘‘Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients.’’ (the ‘‘VITAL Trial’’) to be coordinated with Harvard Clinical Research Institute. The VITAL Trial is expected to be completed within 18-24 months at which time the Company’s 510(k) will be filed with the FDA (see Note 7). It is anticipated that the Company will seek CE Mark clearance for the Analyzer and begin marketing in Europe in late 2008.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission, or SEC. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of

America. These unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand.

The information presented as of March 31, 2007 and 2008 and for the three months then ended has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2007 and 2008 and the consolidated results of its operations and its consolidated cash flows and net capital deficiency for the three months then ended. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results for the full year.

The Company’s financial statements as of and for the three months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $1,894,000 for the three months ended March 31, 2008 and had an accumulated deficit of $40,705,000 as of March 31, 2008. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. The Company’s working capital at March 31, 2008 will not be sufficient to meet such objectives.

Management recognizes that the Company must generate additional financing to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy (see Note 7). The Company believes that the amount of capital generated by this plan will be sufficient to permit execution of the VITAL Trial and provide sufficient working capital for the next 24-30 months.

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

NOTE 3 — DEBT

2004 Notes

In October 2006, the Company received commitments from all the holders of the 2004 Notes to extend the maturity of the Notes through June 2008. In exchange for the extension of the maturity date of the 2004 Notes, effective November 1, 2006, the Company increased the interest rate of the 2004 Notes to 12% per annum and agreed to make interest payments on a monthly basis. In addition, each holder of the 2004 Notes was issued additional shares of common stock. The value of the shares of the common stock each 2004 Note holder received is equaled to 18 month’s interest on the outstanding principal balance of the 2004 Notes, calculated at 12% per annum, which equated to cumulative value of approximately $109,000 which was accounted for as prepaid interest expense and is being amortized over the term of the extension. Amortization expense related to this item was of $18,000 in each of the periods ended March 31, 2007 and 2008.

12% Convertible Bridge Promissory Notes

During the period from January 1, 2006 through September 30, 2006, the Company sold $1,689,000 of 12% Convertible Bridge Promissory Notes (the ‘‘Bridge Notes’’) to certain of its existing stockholders, including $10,000 Bridge Notes to each of its directors. The Bridge Notes were due 12 months from the date of issue, bore interest at 12% per annum with interest payable monthly. The maturity of these Bridge Notes were extended through June 30,2008. Additional shares of common stock were issued to the holders that amounted $235,000.

The conversion terms of the Bridge Notes provide for:

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

At the same time, the Company negotiated a modification for the penalty warrant provision of the Bridge Notes such that if the Bridge Notes are not subject to the Mandatory Conversion and the Holder is repaid in full, the Company will issue a five year warrant to purchase Common Stock in an amount equal to 25% of the principal amount of the Bridge Notes at an exercise price equal to the Common Stock equivalent price of the immediate prior sale of securities if such prior sale of securities exceeded $1,000,000

12% Convertible Promissory Notes

On July 7, 2006, the Company commenced an offering of up to $900,000 of 12% Convertible Promissory Notes (the ‘‘Promissory Notes’’) through WestPark (subject to a 20% over-allotment provision). The Promissory Notes matured on July 31, 2007, bore interest at 12% per annum and were subject to automatic conversion into shares of the Company’s common stock upon the effectiveness of the Form S-4 Registration Statement that was filed on December 6, 2006

These Promissory Notes included a beneficial conversion feature of $1.67 per share of common stock. The Company sold $912,000 of the Promissory Notes. The beneficial conversion feature associated with these Promissory Notes ($912,000) was reflected as a reduction of the Promissory Notes with the offsetting credit as an increase in additional paid-in capital and the related deferred financing fees ($153,000) were recorded as an asset and were amortized over the estimated outstanding term of the Promissory Notes.

The Promissory Notes automatically converted into 1,137,638 shares of common stock on February 2, 2007 based on a conversion price of $0.83 per share of common stock, at which time the remaining unamortized beneficial conversion feature and deferred financing fees were charged to expense. Total expense allotted for these two items in the three months ended March 31, 2007 was $632,000.

15% Promissory Notes

On October 31, 2007, the Company sold an additional $200,000 15% Promissory Note (the ‘‘15% Note’’). This 15% Note bears interest at a rate of 15% per annum payable monthly and is scheduled to mature on April 30, 2008, and is callable by the Company at any time after two months from issuance. The funds were used to retire another 15% Promissory Note.

In November 2007, 80,000 shares of the Company’s common stock were issued for an extension of two other 15% Promissory notes at a cost of $80,000 to be amortized over the 3 month extension period ending on January 31, 2008.

On January 3, 2008, the Company sold an additional $200,000 15% Promissory Note. This 15% note is scheduled to mature on February 29, 2008. The 15% Note also includes 50,000 shares of common stock of the Company which represented additional interest expense amounting to $55,000 which was amortized over the two month period. In March this note was extended to April 30, 2008 in exchange for 10,000 shares of common stock valued at $8,500, which will be amortized over the two months.

On January 31, 2008, the Company sold an additional $100,000 15% Promissory Note scheduled to mature on April 30, 2008. It included 40,000 shares of common stock of the Company as additional interest expense, which amounted to $54,000 to be amortized over the three month period. The proceeds of this 15% note was used to repay one of the 15% notes maturing on January 31, 2008.

Another existing 15% note originally due on January 31, 2008 was extended for three months in exchange for 40,000 shares of common stock of the Company which amounted to $54,000 to be amortized over the three month period as additional interest expense.

10% Bridge Notes

On October 18, 2007, the Company completed an offering of 10% Convertible Bridge Notes (the ‘‘10% Bridge Notes’’) through WestPark and Aurora Capital LLC (‘‘Aurora’’) consisting of:

•	10% Bridge Notes, maturing on December 31, 2007 (the ‘‘Maturity Date’’) and bearing interest at 10% per annum with interest accruing until and payable upon maturity or earlier conversion. The 10% Bridge Notes are convertible and exercisable at a per share conversion price equal to 80% of the per share price of the Company’s common stock included in a proposed PIPE offering of at least $6,000,000 (the ‘‘10% Bridge Note Conversion Price’’).

•	Common stock purchase warrants (the ‘‘Warrants’’) convertible into and exercisable into that number of shares of the Company’s common stock, which equals the total gross proceeds of the Bridge Financing divided by 80% of the PIPE Share Price. The per share exercise price of the Warrants is equal to 80% of the exercise price of the warrants included in the proposed PIPE offering.

At December 31, 2007 the Company sold $1,251,000 of these 10% Bridge Notes. A beneficial conversion feature of $681,000 was associated with these 10% Bridge Notes and was amortized over the term of the 10% Bridge Notes through December 31, 2007.

These 10% Bridge Notes matured on December 31, 2007 and went into technical default. The Company received a waiver through February 29, 2008 from each of the holders of $1,101,000 of the Bridge Notes in exchange for a 10% forbearance fee payable in shares of the Company’s common stock. This forbearance fee of $113,000 was accounted for as additional interest expense as of March 31, 2008. As described in Note 8, the 10% Bridge Notes were converted into shares of common stock and warrants in April 2008.

Bank Loan

On February 26, 2007, the Company borrowed $200,000 from Colonial Bank, N.A. (‘‘Colonial Bank’’) on an unsecured basis under a loan agreement with an original due date of August 22, 2007. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of

Deposit from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral. This loan with Colonial Bank has been extended until May 18, 2008 at an interest rate of 3.03%.

On April 30, 2007, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with an original due date of August 22, 2007. As a condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. This loan with Colonial Bank also has been extended until June 26, 2008 at an interest rate of 3.03%.

NOTE 4 — OUTSTANDING STOCK PURCHASE WARRANTS

At March 31, 2008 the Company had 2,409,931 warrants outstanding with an average exercise price of $1.45. The Company has extended for an additional three years 580,858 warrants expiring in 2008, issued in connection with its private placement completed in 2005. These warrants have an average exercise price of $2.44. Accordingly the extension of these warrants has no accounting ramifications.

NOTE 5 — PREFERRED STOCK

The Series A Convertible Cumulative Preferred Stock (‘‘Series A preferred stock’’) yields cumulative cash dividends at an annual rate of 8% ($0.26 per share). Dividends accrue and compound annually on such amount from the date of issuance until paid in full, or, at the option of the sole holder of the Series A preferred stock (‘‘ASTRI’’) converted into additional Series A preferred stock at $3.12 per share. At December 31, 2007 and March 31, 2008, accrued dividends payable were $188,000 and $202,000 respectively. Each share of Series A preferred stock is convertible at the option of ASTRI into shares of the Company’s common stock at a conversion rate of 1:1. The conversion price of the Series A preferred stock is subject to adjustment to prevent dilution using a weighted-average anti-dilution formula. The Series A preferred stock will automatically be converted into shares of common stock upon the consummation of certain liquidity events, as defined in the designation of the Series A preferred stock.

The Series A preferred stock is senior to all other outstanding capital stock, which includes the common stock and Series B preferred stock, and is entitled to a liquidation preference equal to the greater of (i) the initial purchase price for the Series A preferred stock plus accrued or declared dividends or (ii) the amount such holder would have received if prior to such liquidation the Series A preferred stock had been converted into common stock. The consent of 2/3 of the holders of all series of Series A and Series B preferred stock will be required to (i) amend or repeal any provision to the Company’s Certificate of Incorporation or Bylaws, (ii) authorize or reclassify existing shares of stock, (iii) pay any dividend on or repurchase any shares of the Company’s common stock, (iv) declare bankruptcy, (v) liquidate or dissolve the Company, (vi) borrow funds outside the ordinary course of business or (vii) enter into any transaction with related parties or affiliates of the Company.

The Company has the right of refusal to acquire the Series A preferred stock and ASTRI and certain stockholders have entered into an Investor Rights Agreement providing for customary drag-along and tag-along rights in connection with a bona fide offer from a third party to acquire the Company. Furthermore, pursuant to the Investor Rights Agreement, ASTRI has the right to designate one non-voting observer to the Board of Directors.

In the quarter ended March 31, 2008, the Company sold an aggregate of 1,270,625 shares of its Series B Voting Junior Cumulative Convertible Preferred Stock (‘‘Series B preferred stock’’) and warrants to purchase up to 1,270,625 shares of its common stock for aggregate proceeds of $1,016,500. Each share of Series B preferred stock is junior to all other classes of preferred stock, is entitled to cumulative dividends at an annual rate of 8%, paid in kind and is initially convertible into one share of the Company’s common stock. Each share of Series B preferred stock, plus accrued dividends, will automatically convert into shares of the Company’s common stock upon the successful completion of a subsequent financing of at least $3,000,000. In connection with the offering, the Company will issue 1,270,625 warrants with an exercise price of $1.00, which are immediately exercisable and expire five years from the date of issue. In accordance with EITF 98-5, the company has determined that the Series B stock together with the warrants included both a beneficial conversion and a discount amount of $718,000 which has been accounted for as a dividend for the three months ended March 31, 2008.

NOTE 6 — RELATED PARTY TRANSACTIONS

As described in Note 3 the Company borrowed $300,000 from Colonial Bank in two separate loan transactions with standby collateral consisting of $300,000 of certificates of deposit from the Company’s Chief Executive and Financial Officer, David H. Fater. For the period ended March 31, 2008, Mr. Fater received 3,276 shares of the Company’s common stock related to these bank loans.

Additionally, the Company is party to a Service Agreement (‘‘Service Agreement’’) with ALDA & Associates International, Inc. (‘‘ALDA’’), a consulting company owned and controlled by Mr. Fater, whereby three of the Company’s employees became employees of ALDA under a Professional Employer Organization (PEO) arrangement. The Service Agreement, which is a cost reimbursement only contract, provides for our reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. For the three months ended March 31, 2008, $53,000 of costs were incurred related to the service agreement.

On March 18,2008, two of the Company’s officers and directors, Drs. James Skinner and Jerry Anchin agreed to accept shares of the Company’s common stock in full payment of certain accrued salaries and compensation due to them for services provided in the fiscal years ended December 31, 2001-2004. Dr Anchin was issued 94,417 shares in satisfaction of the accrued compensation due him in the amount of $75,533. Dr Skinner was issued 312,153 shares in satisfaction of the accrued compensation due him in the amount of $249,722.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

The Company may be from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company’s consolidated financial statements.

In August 2006, the Company initiated the VITAL Trial to be coordinated by the Harvard Clinical Research Institute. The VITAL Trial will be conducted for the PD2i Cardiac Analyzer at approximately 30 sites and will take approximately 18-24 months to complete. The results of this Trial will be submitted to the FDA as part of the Company’s 510(k) process to obtain FDA clearance to market the PD2i Cardiac Analyzer. The study will cost approximately $4,500,000 for which the Company is committed to make initial payments of approximately $1,000,000 with monthly payments thereafter over this 18-24-month period.

The Company has secured additional capital through loans from financial institutions and the sale of debt and equity securities and intends to secure capital in the future in a similar manner.

NOTE 8 — SUBSEQUENT EVENTS

In April 2008 the Company had the following subsequent events related to its indebtedness and its capital raising efforts:

(A)	Through April 30, 2008, the Company sold an additional $266,000 of Series B preferred stock. The proceeds were utilized as additional working capital.

(B)	On April 18, 2008, the holders of the $1,251,000 of 10% Bridge Notes (which had been in technical default since February 29, 2008) agreed to exchange their unpaid 10% Bridge Notes, including accrued and unpaid interest of $85,476, for 2,966,880 shares of the Company’s common stock (which included a forbearance fee of 494,480 shares) and warrants to purchase 3,214,120 shares of the Company’s common stock at an exercise price of $1.00 per share. These warrants are immediately exercisable and expire five years after the date of issuance. In connection with these transactions, the Placement Agents for the bridge financing, WestPark Capital, Inc. and Aurora Capital LLC, received (i) warrants to purchase

207,340 shares of the Company’s common stock at an exercise price of 0.50 per share and (ii) warrants to purchase 269,542 shares of the Company’s common stock at an exercise price of $1.00 per share. These warrants are immediately exercisable and will expire five years after the date of issuance. The Company has agreed that the 2,966,880 shares of common stock and the 3,691,002 shares of the Company’s common stock underlying the warrants issued in this exchange transaction to the investors and the Placement Agents will have the same piggyback registration rights as were granted to these parties in the original placement of the 10% Bridge Notes.

(C)	The Company commenced an exchange offer to all of the holders of the 2004 Notes and the Bridge Notes (aggregating $2,259,000) whereby they would surrender their notes and receive Series B preferred stock and related warrants. (See Note 3). Through April 30, 2008, the Company received an aggregate amount of $1,447,000 of the notes from the holders which will result in the issuance of 1,808,750 shares of the Series B preferred stock and 1,808,750 warrants to purchase shares of common stock at an exercise price of $1.00 for a period of five years. The Company is continuing the exchange offer with the remaining holders of the notes.

(D)	On April 22, 2008, the holder of an aggregate amount of $300,000 of the 15% Notes agreed to surrender his Notes in exchange for $50,000 and the issuance of 600,000 shares of the Company’s common stock.

(E)	On April 29, 2008, the holder of a $200,000 15% Note, originally due April 30, 2008, agreed to extend the term to October 31, 2008 in exchange for 50,000 shares of the Company’s common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates’’ and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 and our other Quarterly Reports on Form 10-Q filed by us in fiscal 2008, which runs from January 1, 2008 to December 31, 2008.

Overview of the Business

Vicor Technologies, Inc. (the ‘‘Company,’’ ‘‘we’’ or ‘‘us’’) is a development stage company dedicated to the development of diagnostic and therapeutic products. Our medical device, the PD2i Cardiac Analyzer (‘‘Analyzer’’), is based on a patented, proprietary algorithm which we believe accurately risk stratifies patients into those who are at high or low risk of suffering a fatal arrhythmic event or Sudden Cardiac Death (‘‘SCD’’) within a six month time frame. SCD is the leading cause of natural death in the United States each year with 500,000 reported cases. We plan to file for 510(k) device approval based upon the completion of a large-scale clinical trial (VITAL) (‘‘Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmic Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients’’) which began patient enrollment in November 2006. The trial will be coordinated by the Harvard Clinical Research Institute (a Harvard University affiliate), and Target Health, Inc. (New York, New York). Our therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring bioactive molecules derived from state-dependent physiologies such as hibernation.

We own all of the outstanding common stock of Non-Linear Medicine, Inc., a Delaware corporation (‘‘NMI’’), and Stasys Technologies, Inc., a Delaware corporation (‘‘STI’’). We have no operations independent of our wholly owned subsidiaries. NMI owns all of our intellectual property related to our diagnostic products. STI owns all of our intellectual property related to our therapeutic products.

As a development-stage enterprise, we have no revenues and cannot expect revenues until clearance is obtained for the Analyzer from the U.S. Food and Drug Administration (‘‘FDA’’) or the European Union (‘‘CE Mark’’). We obtained Phase I and II Small Business Innovation Research (‘‘SBIR’’) Grants in 2003-2005 for $850,000. These funds, were utilized to develop software for the Analyzer and to conduct a study of 600 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the grants was to test and establish ‘‘good medical practice’’ through wide experimental use of the Analyzer at different emergency room sites with high risk patients. Follow-up for these patients has been completed and data analysis is in process. We treated the funds received for these grants as revenues in our consolidated financial statements.

At March 31, 2008 and 2007, our cash balance was $544,000 and $182,000, respectively. Our management believes that we have sufficient funds to continue operations until the end of July 2008. Our plan of operation consists of:

1.	Continuing our clinical trial to obtain FDA clearance for the Analyzer which commenced in August 2006. The trial, named ‘‘Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High

RiskPatients’’ (‘‘The VITAL Trial’’), will provide the data for the 510(k) to be submitted to the FDA upon its completion When the VITAL Trial is fully initiated, we will have spent approximately $1,000,000 for the costs and expenses involved in initiating the VITAL Trial and will incur ongoing payments of approximately $125,000 per month. For the three months ended March 31, 2008, we have incurred $160,000 of expenses related to the VITAL Trial.

2.	Completing the research under the Collaborative Research and Development Agreement (CRADA) with the United States Army Institute of Surgical Research (USAISR) to explore ways to assess the severity of injury, and probability of survival, of critically injured combat casualties and critically ill civilian patients. The intention of the research is for the medical personnel at USAISR, in conjunction with our personnel, to test the PD2i algorithm in several diverse cohorts of animal data as well as in human trauma, ICU patients and combat casualties. It is our mutual expectation that deterioration in status due to trauma and/or hemorrhage will lead to dimensional reductions reflected by the PD2i value. The clinical data generated in conjunction with USAISR will be used in our 510(k) filing with the FDA for approval of the Analyzer in military and civilian trauma and emergency response applications (expected to be later in 2008).

3.	Raising additional capital with which to fund the completion of the VITAL Trial and ongoing operations.

4.	Securing CE Mark clearance in Europe for the Analyzer for the Sudden Cardiac Death Application.

5.	Maintaining the Company’s selling, general and administrative expenses at approximately $125,000-$150,000 per month.

However, we may not be successful in raising additional capital. Further, assuming that we raise additional capital, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Critical Accounting Estimates

The following are deemed to be the most significant accounting estimates affecting us and our results of operations:

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

Revenue Recognition

As a development-stage enterprise, we have no revenues and cannot expect revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of our products for which approval is being sought. At that time, we expect to recognize revenues as services and product are sold and shipped or delivered. We obtained Phase I and II Small Business Innovation Research Grants in 2003 through 2006 of $850,000. We treated the funds received from these grants as revenues in our consolidated financial statements and recorded costs when incurred to perform such research and development activities.

Accounting for Stock-Based Compensation

We recorded equity-based compensation expense for employees and non-employees in accordance with the fair-value provisions of SFAS 123R, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.

Results of Operations

The following table sets forth the amounts and percentages of total expenses represented by certain items reflected in our consolidated statements of operations for each of the three months ended March 31, 2008 and 2007.

	Three months ended March 31,				Inception to March 31,
	2007		2008		2008
			(unaudited)		(unaudited)
Revenues	$12,000	0.5%	$—	0.0%	$844,000	2.1%
Operating expenses:
Research and development	738,000	30.7%	242,000	21.0%	$13,312,000	32.8%
Selling, general and administrative expenses	804,000	33.4%	444,000	38.5%	$23,118,000	56.9%
Depreciation and amortization	11,000	0.5%	10,000	0.9%	$251,000	0.6%
Interest Expense	853,000	35.5%	458,000	39.7%	$3,940,000	9.7%
Total operating expenses	2,406,000	100.0%	1,154,000	100.0%	$40,621,000	100.0%
Loss before dividend	(2,394,000)	−99.5%	(1,154,000)	−100.0%	$(39,777,000)	−97.9%
Dividend related to Series A and B preferred stock	(12,000)	−0.5%	(740,000)	−64.1%	$(928,000)	−2.3%
Net loss applicable to common stock	$(2,406,000)	−100.0%	$(1,894,000)	−164.1%	$(40,705,000)	−100.2%
Net loss per common share-basic	$(0.15)		$(0.07)
Weighted average number of shares of common shares outstanding	16,043,713		26,184,754

Three months ended March 31, 2008 Compared to the three months ended March 31, 2007

Research and Development

Research and development costs were $242,000 or 21.0% of total expenses for the three months ended March 31, 2008 compared to $738,000, or 30.7% of total expenses, for the three months ended March 31, 2007. The principal reason for the decrease in 2008 related to the cost incurred of $481,000 in the first quarter of 2007 for the issuance of shares of our common stock to members of the Scientific Advisory Board and the National Cardiac Panel. The costs were based on the established fair market value for our common stock prior to the commencement of trading on July 9, 2007. This established fair market value for the month ended March 31, 2007 (pre-merger) was $5.00 per share compared to a fair market value of approximately $1.00 per share in 2008.

Selling, General and Administrative Expenses

Selling, general and administrative (‘‘SG&A’’) costs were $444,000, or 38.5% of total expenses for the three months ended March 31, 2008 compared to $804,000, or 33.4% of total expenses for the three months ended March 31, 2007. In the first quarter of 2007, we incurred one-time SG&A charges related to our merger in the amount of $456,000.

Interest Expense

Interest expenses were $458,000, or 39.7% of total expenses, for the quarter ended March 31, 2008. compared to interest costs of $853,000, or 35.5% of total expenses for the period ended March 31, 2007. Substantially all of the decrease in the first quarter of 2008 was related to the beneficial conversion feature associated with our convertible notes which was incurred in the first quarter of 2007 but not in the first quarter of 2008.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and are seeking to raise capital with which to execute our business plan and commercialize our products.

Going Concern

We have prepared our financial statements for the three months ended March 31, 2007 and 2008 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $1,894,000 for the three months ended March 31, 2008 and had an accumulated deficit of $40,705,000 at March 31, 2008. We expect to incur substantial expenditures to further the commercial development of our products. Our working capital at March 31, 2008 is not sufficient to meet such objectives. Management recognizes that we must generate additional capital to successfully commercialize our products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of our products as well as other business transactions to assure continuation of our development and operations. At March 31, 2008, we had a working capital deficiency of $5,370,000 and $544,000 in cash and cash equivalents. Our working capital is not sufficient to meet our objectives. Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity and debt securities.

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

We have raised approximately $10,800,000 since our inception in 2000 in a series of private placements of our common stock to accredited investors. In 2003, we sold $500,000 of Series A Convertible Preferred Stock to a private venture fund. We sold $610,000 of 2004 Notes to certain stockholders in 2004 and $2,801,000 of Bridge Notes and 12% Convertible Promissory Notes in the year ended December 31, 2006. In addition, we sold 400,000 of 15% Notes, obtained a $300,000 bank loan from Colonial Bank and sold $1,251,100 of 10% Bridge Notes in 2007. We have also raised approximately $1,282,000 in a private placement of our Series B Voting Junior Cumulative Convertible Preferred stock to accredited investors during the four months ended April 30, 2008.

We project that our research expenditures for the years 2008-2009 will exceed $5,000,000, a substantial portion of which ($4,000,000) will be for the VITAL Trial being conducted at the HCRI which will serve as the basis for the Company’s 510(k) application by which we expect to obtain FDA clearance for the Analyzer. Such clearance will allow us to commence marketing and generate revenues. Additionally, we expect to conduct other research related to the Analyzer and will incur selling, general and administrative expenses in connection with day-to-day operations and the prosecution of our patent portfolio.

Holders of the Company’s Series A Convertible Cumulative Preferred Stock will be entitled to cumulative dividends at an annual rate of 8% ($0.26 per share). Dividends will accrue and compound annually until paid in full, or, at the option of the holders, converted into additional Preferred Stock. Holders of the Company’s Series B Convertible Cumulative Preferred Stock will be entitled to cumulative dividends at an annual rate of 8% ($0.06 per share). Dividends will accrue and compound annually until paid in full, or, converted into common stock.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, at December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)    Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

There are no known claims or litigation pending, the outcome of which would, individually or in the aggregate, have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In the period from January 1, 2008 through March 31, 2008, 3,276 shares of the Company’s common stock were issued to David Fater, the Company’s Chief Executive Officer in connection with the Colonial Bank loans collateralized by him.

In January 2008, 114,262 shares of the Company’s common stock were issued to the holders of the Company’s 10% Convertible Bridge Notes in connection with waiving an event of default on the Notes at December 31, 2007. The waiver was for the period from January 1, 2008 through February 29, 2008. In April 2008, all of the holders of the 10% Convertible Bridge Notes agreed to exchange their unpaid Bridge Notes for 2,966,880 shares of the Company’s common stock (which includes a forbearance fee of 494,480 shares) and warrants to purchase 3,214,120 shares of the Company’s common stock at an exercise price of $1.00 per share. These warrants are immediately exercisable and expire five years after the date of issuance. In connection with these transactions, the Placement Agents for the bridge financing, WestPark Capital, Inc. and Aurora Capital LLC, received (a) warrants to purchase 207,340 shares of the Company’s common stock at an exercise price of 0.50 per share and (b) warrants to purchase 269,542 shares of the Company’s common stock at an exercise price of $1.00 per share. These warrants are immediately exercisable and will expire five years after the date of issuance. The Company has agreed that the 2,966,880 shares of common stock and the 3,691,002 shares of the Company’s common stock underlying the warrants issued in this exchange transaction to the investors and the Placement Agents will have the same piggyback registration rights as were granted to these parties in the original bridge financing.

In the period from January 1, 2008 through March 31, 2008, 4,373 shares of the Company’s common stock were issued to one of the holders of the Company’s 2004 Notes in payment of interest due.

In January 2008, 130,000 shares of the Company’s common stock were issued to two individuals in connection with the purchase of two 15% Promissory Notes and the extension of the term of one existing 15% Promissory Note from January 31, 2008 to April 30, 2008.

In February 2008, the Company issued 25,000 shares of the Company’s common stock as a consulting fee to an individual.

In March 2008, the Company issued 10,000 shares of the Company’s common stock to a holder of two of the 15% Promissory Notes as a forbearance fee.

In the period from January 1, through March 31, 2008, in connection with a private placement, the Company issued 1,270,625 shares of its Series B Junior Convertible Preferred Stock and 1,270,625 warrants to purchase shares of the Company’s common stock for a period of five years at an exercise price of $1.00 in exchange for $1,016,500 of cash proceeds which were used for working capital.

The shares were issued in  transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (‘‘Securities Act’’), as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Item 3.    Defaults Upon Senior Securities.

As of February 29, 2008, the Company was in default on its 10% Convertible Bridge Notes in the principal amount of $1,251,200. This default was cured in April 2008 when all of the holders agreed to surrender their unpaid notes in exchange for 2,966,880 shares of the Company’s common stock and warrants to purchase 3,214,120 shares of the Company’s common stock at an exercise price of $1.00 per share.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.     Exhibits

(A)

Exhibit No.	Description
3.1	Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed with the Delaware Secretary of State on March 5, 2008.*
10.1	Extension dated March 18, 2008 of Maturity Date of 15% Promissory Note payable by Vicor Technologies, Inc. (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2008).
10.2	Business Loan Agreement and Promissory Note dated March 28, 2008 between Vicor Technologies, Inc. and Colonial Bank, NA.*
31.1	Certification of David H. Fater, Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of David H. Fater, Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of David H. Fater, President, Chief Executive Officer and Chief Financial Officer of Vicor Technologies, Inc., Pursuant to 18 U.S.C. 1350.*
*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2008	Vicor Technologies, Inc.
	By:	/s/ David H. Fater
David H. Fater President and Chief Executive and Financial Officer