Form 10QSB
period 2008-06-30
Vicor Technologies, Inc.
filed 2008-08-11
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2008, 30,339,958 shares of the Registrant’s Common Stock, $.0001 par value, were outstanding.

Transitional Small Business Disclosure Form (Check one):  Yes ☐     No ☒

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-QSB for the Period Ended June 30, 2008

 — TABLE OF CONTENTS —

		Page

PART I — Financial Information
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of December 31, 2007 (audited) and June 30, 2008 (unaudited)	1
	Condensed Consolidated Statements of Operations for the three and six months ending June 30, 2007 and 2008 and the period from August 4, 2000 (inception) through June 30, 2008 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 2007 and 2008 and the period from August 4, 2000 (inception) through June 30, 2008 (unaudited)	3
	Condensed Statement of Changes in Net Capital Deficiency for the Six Months ended June 30, 2008 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19
Item 4T.	Controls and Procedures	19

PART II — Other Information
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

Signatures		22
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2008

	December 31,	June 30,
	2007	2008
		(UNAUDITED)

ASSETS
Current assets:
Cash	$4,000	$306,000
Prepaid expenses	80,000	25,000

Total current assets	84,000	331,000

Furniture and fixtures, net of accumulated depreciation of $66,000 and $68,000 at December 31, 2007 and June 30, 2008, respectively	7,000	4,000
Other assets
Deposits	12,000	12,000
Intellectual property, net of accumulated amortization of $149,000 and $167,000 at December 31, 2007 and June 30, 2008, respectively	354,000	336,000

	$457,000	$683,000

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,132,000	$1,216,000
Notes payable:
Colonial Bank	300,000	300,000
15% promissory notes	400,000	200,000
2004 notes	610,000	260,000
12% convertible bridge promissory notes	1,649,000	365,000
10% bridge notes	1,251,000	—
Due to related parties	425,000	100,000
Accrued dividends payable	188,000	276,000

Total current liabilities	5,955,000	2,717,000

Commitments and contingencies
Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A, 157,592 shares issued and outstanding at December 31, 2007 and June 30, 2008	—	—
Series B, 0 and 3,969,045 shares issued and outstanding at June 30, 2007 and 2008, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 25,980,883 and 30,339,958 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	3,000	3,000
Additional paid-in capital	33,310,000	42,534,000
Deficit accumulated during the development stage	(38,811,000)	(44,571,000)

Net capital deficiency	(5,498,000)	(2,034,000)

	$457,000	$683,000

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2008 AND
FROM AUGUST 4, 2000 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)

	Three months ended
	June 30,
	2007	2008

Revenues	$12,000	$—

Operating expenses:
Research and development	522,000	210,000
Selling, general and administrative	483,000	667,000
Depreciation and amortization	11,000	11,000
Interest	229,000	2,559,000

Total operating expenses	1,245,000	3,447,000

Loss before dividends	(1,245,000)	(3,447,000)
Dividends related to preferred stock	(13,000)	(1,137,000)

Net loss applicable to common stock	$(1,258,000)	$(4,584,000)

Net loss per common share-basic	$(0.05)	$(0.16)

Weighted average number of shares of common shares outstanding	25,670,977	29,496,216

			Period from
			August 4, 2000
			(Inception)
	Six months ended		Through
	June 30,		June 30,
	2007	2008	2008

Revenues	$12,000	$—	$844,000

Operating expenses:
Research and development	1,260,000	498,000	13,568,000
Selling, general and administrative	1,287,000	1,065,000	23,739,000
Depreciation and amortization	22,000	21,000	262,000
Interest	1,082,000	3,017,000	6,499,000

Total operating expenses	3,651,000	4,601,000	44,068,000

Loss before dividends	(3,639,000)	(4,601,000)	(43,224,000)
Dividends related to preferred stock	26,000	1,159,000	1,347,000

Net loss applicable to common stock	$(3,664,000)	$(5,760,000)	$(44,571,000)

Net loss per common share — basic	$(0.16)	$(0.20)

Weighted average number of shares of common shares outstanding	22,412,306	28,220,551

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2008 AND
FROM THE PERIOD OF AUGUST 4, 2000 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED)

			Period from
	Six Months	Six Months	August 4, 2000
	ended	ended	(Inception) to
	June 30, 2007	June 30, 2008	June 30, 2008

Cash flows from operating activities:
Net loss before dividends	$(3,639,000)	$(4,601,000)	$(43,224,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization (including debt discount and certain related financing fees)	849,000	388,000	3,127,000
Gain from sale of assets	—	—	(3,000)
Noncash interest related to conversion of notes payable	—	2,404,000	2,605,000
Contributed research and development services	—	—	95,000
Merger-related costs	523,000	—	523,000
Shares issued in lieu of interest payments	262,000	9,000	56,000
Equity-based compensation	1,065,000	394,000	18,002,000
Changes in assets and liabilities:	—	—
Accounts receivable	(8,000)	—	(16,000)
Prepaid expenses and other assets	—	—	(158,000)
Accounts payable and accrued expenses	150,000	84,000	1,108,000

Net cash used in operating activities	(797,000)	(1,322,000)	(17,885,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of furniture and fixtures	—	—	(154,000)

Net cash used in investing activities	—	—	(332,000)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	—	1,566,000	2,014,000
Due to related parties	—	—	315,000
Repayment of notes	(40,000)	(242,000)	(482,000)
Proceeds from bank loans	300,000	—	300,000
Proceeds from sale of notes	206,000	300,000	5,362,000
Contributed capital	37,000	—	178,000
Net proceeds from sale of common stock	—	—	10,836,000

Net cash provided by financing activities	503,000	1,624,000	18,523,000

Net increase in cash	(294,000)	302,000	306,000
Cash at beginning of period	301,000	4,000	—

Cash at end of period	$7,000	$306,000	$306,000

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2008 AND
FROM AUGUST 4, 2000 (INCEPTION) TO JUNE 30, 2008
(UNAUDITED) (continued)

	Six Months	Six Months	Period from
	ended	ended	August 4, 2000
	June 30,	June 30,	(Inception) to
	2007	2008	June 30, 2008

Supplemental Cash Flow Information:
Note receivable for issuance of common stock	$415,000	$—

Repurchase of common stock for cancellation of subscription note receivable	$—	$—	$750,000

Contributed research and development	$—	$—	$95,000

Acquisition of intellectual property from related party	$—	$—	$200,000

Beneficial conversion feature for promissory notes	$(912,000)	$—	$912,000

Warrants issued in connection with 15% promissory notes	$122,000	$—	$261,000

Cash paid for interest expense	$148,000	$174,000	$809,000

Accrued equity-based compensation	$—	$100,000	$100,000

Accrued dividends	$26,000	$1,159,000	$1,347,000

Interest on promissory notes paid in common stock	$—	$—	$520,000

Promissory notes converted to common stock	$—	$—	$912,000

Related-party accrual converted to common stock	$—	$325,000	$325,000

Conversion of debt to Series B Preferred Stock	$—	$1,609,000	$1,609,000

Conversion of notes to common stock	$—	$1,501,000	$1,501,000

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET CAPITAL DEFICIENCY
FOR THE PERIOD FROM DECEMBER 31, 2007 TO JUNE 30, 2008
(UNAUDITED)

	Common Stock		Preferred Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Totals

Balance at December 31, 2007	25,980,883	$3,000	157,592	$—	$33,310,000	$(38,811,000)	$(5,498,000)
Issuance of common stock for services	515,324	—	—	—	412,000	—	412,000
Issuance of common stock in connection with notes payable transactions	3,843,142	—	—	—	2,404,000	—	2,404,000
Issuance of preferred stock in connection with notes payable transactions	—	—	1,927,795	—	1,544,000	—	1,544,000
Issuance of warrants and options for services	—	—	—	—	242,000	—	242,000
Issuance of warrants in connection with preferred stock	—	—	—	—	166,000	—	166,000
Issuance of Series B preferred stock for services	—	—	83,750	—	70,000	—	70,000
Issuance of Series B preferred stock for cash	—	—	1,957,500	—	1,566,,000	—	1,566,000
Noncash interest accretion incurred in conjunction with conversion of notes	—	—	—	—	1,749,000	—	1,749,000
Accrued dividends on preferred stock	—	—	—	—	1,071,000	(1,159,000)	(88,000)
Net loss						(4,601,000)	(4,601,000)

Balance at June 30, 2008	30,339,998	$3,000	4,126,637	$—	$42,534,000	$(44,571,000)	$(2,034,000)

See accompanying notes to condensed consolidated financial statements.

NOTE 1 —	ORGANIZATION AND NATURE OF BUSINESS

Nature of the Business

Vicor Technologies, Inc. (“The Company”) is a development-stage biotechnology company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company’s diagnostic technology, currently being commercialized, is based on a patented, proprietary algorithm for diagnostic risk stratification of patients. The Company believes its PD2i VS (Vital Sign) device will assist physicians in triaging patients suffering from trauma and other critical, serious injuries by identifying those who need an immediate Life Saving Intervention (LSI). The Company also believes its second device, the PD2i Cardiac Analyzer accurately risk stratifies patients who are at high or low risk of suffering a fatal arrhythmic event, or Sudden Cardiac Death (SCD), within a six-month time frame. Vicor’s therapeutic products are being developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation. The Company is in the process of obtaining 510(k) clearance from the Food and Drug Administration (”FDA”) for both the Vicor PD2i VS and the Vicor PD2i Cardiac Analyzer at which time marketing efforts will commence.

The Company’s efforts at obtaining 510(k) clearance consist of:

(1)	its current collaboration efforts with the U.S. Army for the Vicor PD2i VS. In January 2008, the U.S. Army’s Institute of Surgical Research and the Company signed a Collaborative Research and Development Agreement whereby the PD2i will be utilized to assess severity of injury and probability of survival for critically injured combat casualties and critically ill civilian patients. The collaborative effort is envisioned to lead to the development of new comprehensive decision support tools and or devices that may incorporate the PD2i algorithm either alone or in association with other metrics currently under investigation with the goal being to monitor, assess status and predict outcome in critically injured humans. The study is entitled “Prediction of Injury Severity and Outcome in the Critically Ill Using the Point Correlation Dimension Algorithm.” It is anticipated that the 510(k) for the PD2i VS will be submitted in 2008 in conjunction with assistance from the U.S. Army.

(2)	the execution of a pivotal clinical trial “Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients” (the “VITAL Trial”) is currently being coordinated with Harvard Clinical Research Institute. The VITAL Trial is expected to be completed 12 months following the date of the last patient enrolled at which time the Company’s 510(k) will be filed with the FDA (see Note 7).

It is anticipated that the Company will seek CE Mark clearance for the Analyzer and begin marketing in Europe in 2009.

The Company has two wholly-owned subsidiaries, Non-Linear Medicine, Inc. (“NMI”) and Stasys Technologies, Inc. (“STI”). Vicor has no operations independent of its wholly-owned subsidiaries. NMI owns all of Vicor’s intellectual property related to Vicor’s diagnostic products. STI owns all of Vicor’s intellectual property related to Vicor’s therapeutic products. The Company is subject to all the risks inherent in an early stage company in the biotechnology industry as outlined below.

The biotechnology industry is subject to rapid technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, medical device manufacturers, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company’s technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company’s competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining FDA and other regulatory approvals on products for use in health care. The Company is aware of various products under development or manufactured by competitors, which may use therapeutic approaches that compete directly with certain of the Company’s product candidates.

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

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The June 30, 2008 unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand.

The information presented as of June 30, 2007 and 2008 and for the three and six months ended June 30, 2007 and 2008 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2008 and the consolidated results of its operations for the three and six months ended June 30, 2007 and 2008 and its consolidated cash flows and net capital deficiency for the six months ended June 30, 2007 and 2008. The results of operations for the three and six months ended June 30, 2007 and 2008 are not necessarily indicative of the results for the respective full year.

The Company’s financial statements as of and for the three and six months ended June 30, 2007 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $5,760,000 for the six months ended June 30, 2008 and had an accumulated deficit of $44,571,000 as of June 30, 2008. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. The Company’s working capital at June 30, 2008 will not be sufficient to meet such objectives.

Management recognizes that the Company must generate additional financing to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is in the process of executing its plan to secure additional capital.

The Company believes that the amount of capital generated by the successful completion of this plan will be sufficient to permit execution of the VITAL Trial and provide sufficient working capital for the next 24 - 30 months.

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

2004 Notes

In October 2006, the Company received commitments from all the holders of the 10% convertible promissory notes (“2004 Notes”) to extend the maturity of the 2004 Notes through June 2008. In exchange for the extension of the maturity date of the 2004 Notes, effective November 1, 2006 the Company increased the interest rate of the 2004 Notes to 12% per annum and agreed to make interest payments on a monthly basis. In addition, each holder of the 2004 Notes was issued additional shares of common stock. The value of the shares of common stock received by each 2004 Note holder is equal to 18 months interest on the outstanding principal balance of the 2004 Notes, calculated at 12% per annum. The total value of approximately $109,000 was accounted for as prepaid interest amortized over the term of the extension. Amortization expense related to this item was $18,000 in the three-month period ended June 30, 2007 and $6,000 in the three-month period ended June 30, 2008. Amortization expense for the six months ended June 30, 2007 and 2008 was $36,000 and $24,000, respectively.

On April 14, 2008, a 2004 Note for $20,000 matured and was repaid. In April 2008, $330,000 of the 2004 Notes were converted to 412,500 shares of Series B Junior Convertible Preferred Stock at $0.80 per share. Noncash interest expense for the debt conversion of $324,000 was recognized. Two individuals holding $260,000 of notes have agreed to extend the maturity dates on a month-by-month basis.

12% Convertible Bridge Promissory Notes

During the period from January 1, 2006 through September 30, 2006, the Company sold $1,689,000 of 12% Convertible Bridge Promissory Notes (the “Bridge Notes”) to certain of its stockholders, including $10,000 Bridge Notes to each of its directors. The Bridge Notes were due 12 months from the date of issue and bore interest at 12% per annum with interest payable monthly. The maturity of these Bridge Notes were extended through June 30, 2008 and shares of common stock were issued to the holders as consideration for the extension that were valued at $235,000.

The conversion terms of the Bridge Notes (as modified in 2007) provide for:

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

At the same time, the Company negotiated a modification for the penalty warrant provision of the Bridge Notes such that if the Bridge Notes are not subject to the Mandatory Conversion and the Holder is repaid in full the Company will issue a five-year warrant to purchase Common Stock in an amount equal to 25% of the principal amount of the Bridge Notes at an exercise price equal to the Common Stock equivalent price of the immediate prior sale of securities if such prior sale of securities exceeded $1,000,000

On April 30, 2008 the Company converted $1,147,236 of the Bridge Notes to 1,434,045 shares of Series B Junior Convertible Preferred Stock at $0.80 per share. Noncash interest expense of $387,000 related to the debt conversion was recognized in April 2008. Four of the Notes valued at $72,000 were redeemed for cash and 11,719 immediately exercisable penalty warrants issued at an exercise price of $0.64 per share which expire five years after date of issuance. The Company recognized $10,000 in noncash interest expense

On June 20, 2008 the Company converted $65,000 of the Bridge Notes to 81,250 shares of Series B Junior Convertible Preferred Stock at $0.80 per share. Noncash interest expense of $2,000 related to the debt conversion was recognized in June 2008. The maturity dates of the remaining $365,000 of notes have been extended on a month-by-month basis.

15% Promissory Notes

On January 3, 2008, the Company sold an additional $200,000 15% Promissory Note which matured on February 29, 2008. Sale of this 15% Note also included 50,000 shares of common stock of the Company which represented additional interest expense amounting to $55,000 which was amortized over the two month period. In March this note was extended to April 30, 2008 in exchange for 10,000 shares of common stock valued at $8,500, which was amortized over the two months.

On January 31, 2008, the Company sold an additional $100,000 15% Promissory Note which matured on April 30, 2008. It included 90,000 shares of common stock of the Company as additional interest expense, which amounted to $109,000 and was amortized over the three month period.

In January and March 2008, the Company repaid $200,000 of 15% promissory Notes. On April 30, 2008, the Company repaid $300,000 principal of 15% Notes for $50,000 cash and 600,000 shares of common stock. The Company recorded an additional $188,000 in noncash interest expense for the month of April related to this extinquishment.

The Company negotiated a six-month extension of a $200,000 15% note originally due on April 30, 2008 in exchange for 40,000 shares of common stock of the Company which amounted to $28,000 to be amortized over the six month period as additional interest expense.

10%	Bridge Notes

On October 18, 2007 the Company completed an offering of $1,251,000 of 10% Convertible Bridge Notes (the “10% Bridge Notes”) through WestPark Capital, Inc. (“WestPark”) and Aurora Capital LLC (“Aurora”) consisting of:

•	10% Bridge Notes, maturing on December 31, 2007 (the “Maturity Date”) and bearing interest at 10% per annum with interest accruing until and payable upon maturity or earlier conversion. The 10% Bridge Notes are convertible at a per share conversion price equal to 80% of the per share price of the Company’s common stock included in a proposed PIPE offering of at least $6,000,000 (the “10% Bridge Note Conversion Price”).

•	Common stock purchase warrants (the “Warrants”) exercisable into that number of shares of the Company’s common stock which equals the total gross proceeds of the Bridge Financing divided by 80% of the PIPE Share Price. The per share exercise price of the Warrants is equal to 80% of the exercise price of the warrants included in the proposed PIPE offering.

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

On April 18, 2008, the holders of the $1,251,000 of 10% Bridge Notes (which had been in technical default since February 29, 2008) agreed to exchange their unpaid 10% Bridge Notes for 2,948,880 shares of the Company’s common stock (which included a forbearance fee of 491,480 shares) and warrants to purchase 3,194,120 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company expensed as noncash interest $344,000 for the forbearance fee and $1,038,000 of noncash interest for the conversion into common stock. The warrants are immediately exercisable and expire five years after the date of issuance.

In connection with these transactions, the Placement Agents for the bridge financing, WestPark and Aurora received (i) warrants to purchase 207,340 shares of the Company’s common stock at an exercise price of 0.50 per share and (ii) warrants to purchase 269,542 shares of the Company’s common stock at an exercise price of $1.00 per share. These warrants are immediately exercisable and will expire five years after the date of issuance.

The 2,948,880 shares of common stock and the 3,194,620 shares of common stock underlying the warrants issued in these transactions to the investors and the Placement Agents will have the same piggyback registration rights as were granted to these parties in the original placement of the 10% Bridge Notes.

Bank Loan

On February 26, 2007, the Company borrowed $200,000 from Colonial Bank, N.A. (“Colonial Bank”) on an unsecured basis under a loan agreement with an original due date of August 22, 2007. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral. This loan has been extended until November 18, 2008 at an interest rate of 4.20%.

On April 30, 2007, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with an original due date of August 22, 2007. As a condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. This loan has been extended until October 26, 2008 at an interest rate of 4.93%.

NOTE 4 —	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

At June 30, 2008 the Company had 8,210,219 warrants outstanding with an average exercise price of $1.12. The Company extended for an additional three years 580,858 warrants, expiring in 2008, issued in connection with its private placement in 2005. These warrants have an average exercise price of $2.44.

In June 2008, 42,500 options were granted to several employees with an exercise price of $0.55, the fair market value at date of grant, and 300,000 options were granted to the three independent directors with an exercise price of $0.75, the fair market value at date of grant.

NOTE 5 —	PREFERRED STOCK

In the three months ended June 30, 2008, the Company sold 686,875 shares of its Series B Voting Junior Cumulative Convertible Preferred Stock (“Series B preferred stock”) and warrants to purchase up to 686,875 shares of its common stock for aggregate proceeds of $549,500 (see also Note 3). Each share of Series B preferred stock is junior to all other classes of preferred stock, is entitled to cumulative dividends at an annual rate of 8%, paid in kind and is initially convertible into one share of the Company’s common stock. Each share of Series B preferred stock plus accrued dividends will automatically convert into shares of the Company’s common stock upon the successful completion of a subsequent financing of at least $3,000,000. The warrants have an exercise price of $1.00, are immediately exercisable and expire five years from the date of issue. In accordance with EITF 98-5, the Company has determined that the Series B preferred stock together with the warrants include both a beneficial conversion feature and a discount valued at $262,000 which has been accounted for as a dividend for the three months ended June 30, 2008. For the period from January 1, 2008 through June 30, 2008 the Company sold 1,957,500 shares of Series B Junior Convertible Preferred Stock at $0.80 per share for $1,566,000.

On June 20, 2008 the Company arranged to satisfy an outstanding payable valued at $77,000 for $10,000 in cash and $67,000 (83,750 shares) of Series B Junior Convertible Preferred Stock valued at $0.80 per share plus 83,750 warrants to purchase shares of the Company’s common stock expiring in five years and having an exercise price of $1.00 per share. Noncash interest expense of $3,000 related to the extinguishment of this payable was recognized in June 2008. The cash payment was made on July 30, 2008.

NOTE 6 —	RELATED PARTY TRANSACTIONS

As described in Note 3 the Company borrowed $300,000 from Colonial Bank in two separate loan transactions with standby collateral consisting of $300,000 of certificates of deposit from the Company’s Chief Executive and Financial Officer. For the period ended June 30, 2008, Mr. Fater received 3,276 shares of the Company’s common stock related to these bank loans.

The Company is party to a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer, whereby four of the Company’s employees serve as ALDA employees under a Professional Employer Organization (PEO) arrangement. The Service Agreement is a cost reimbursement only contract that provides for the Company reimbursing ALDA its actual payroll and insurance related costs for these employees. For the three months ended June 30, 2008, $57,000 of costs were incurred related to the Service Agreement.

On March 18, 2008 two of the Company’s officers and directors agreed to accept shares of the Company’s common stock in full payment of certain accrued salaries and compensation due to them for services provided in the fiscal years ended December 31, 2001 — 2004. A total of 406,570 shares were issued in satisfaction of total accrued compensation of $325,255.

NOTE 7 —	COMMITMENTS AND CONTINGENCIES

The Company from time to time may be subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material effect on the Company’s consolidated financial statements.

In August 2006, the Company initiated the VITAL Trial (see Note 1) to be coordinated by the Harvard Clinical Research Institute. The VITAL Trial will be conducted for the PD2i Cardiac

Analyzer at approximately 30 sites and will be completed one year after the last patient is enrolled. The results of this trial will be submitted to the FDA as part of the Company’s 510(k) application to obtain FDA clearance to market the PD2i Cardiac Analyzer. The study will cost approximately $4,500,000 with monthly payments over the trial period. To date, approximately $550,000 has been incurred. (See Note 1).

NOTE 8 —	SUBSEQUENT EVENTS

As of July 31, 2008, the Company sold 62,500 additional shares of its Series B Convertible Preferred Stock plus 62,500 warrants to purchase shares of its common stock for gross proceeds of $50,000. The warrants have an exercise price of $1.00 per share and expire five years after the date of issue. The proceeds were utilized for additional working capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 and our other Quarterly Reports on Form 10-Q filed by us.

Overview of the Business

Vicor Technologies, Inc. (the “Company,” “we” or “us”) is a development-stage biotechnology company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company’s diagnostic technology, currently being commercialized, is based on a patented, proprietary algorithm for diagnostic risk stratification of patients. The Company believes its PD2i VS (Vital Sign) device will assist physicians in triaging patients suffering from trauma and other critical, serious injuries by identifying those who need an immediate Life Saving Intervention (LSI). The Company also believes its second device, the PD2i Cardiac Analyzer accurately risk stratifies patients who are at high or low risk of suffering a fatal arrhythmic event, or Sudden Cardiac Death (SCD), within a six-month time frame. The Company’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation. The Company is in the process of obtaining 510(k) clearance from the Food and Drug Administration (“FDA”) for both the Vicor PD2i VS and the Vicor PD2i Cardiac Analyzer at which time marketing efforts will commence.

The Company’s efforts at obtaining 510(k) clearance consist of:

(1)	its current collaboration efforts with the U.S. Army for the Vicor PD2i VS. In January 2008 the U.S. Army’s Institute of Surgical Research and Vicor signed a Collaborative Research and Development Agreement whereby the PD2i VS will be utilized to assess severity of injury and probability of survival for critically injured combat casualties and critically ill civilian patients. The collaborative effort is envisioned to lead to the development of new comprehensive decision support tools and/or devices that may incorporate the PD2i algorithm alone, or in association with other metrics currently under investigation, with the goal being to monitor, assess status and predict outcome in critically injured humans. The study is entitled “Prediction of Injury Severity and Outcome in the Critically Ill Using the Point Correlation Dimension Algorithm.” It is anticipated that the 510(k) application for the PD2i VS will be submitted in 2008 in conjunction with assistance from the U.S. Army.

(2)	the execution of a pivotal clinical trial “Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients.” (the “VITAL Trial”) currently being coordinated with Harvard Clinical Research Institute. The VITAL Trial is expected to be completed 12 months following the date the last patient is enrolled at which time the Company’s 510(k) application will be filed with the FDA. It is anticipated that the Company will seek CE Mark clearance for the Analyzer and begin marketing in Europe in 2009.

We own all of the outstanding common stock of Non-Linear Medicine, Inc., a Delaware corporation (“NMI”), and Stasys Technologies, Inc., a Delaware corporation (“STI”). We have no operations independent of our wholly owned subsidiaries. NMI owns all of the intellectual property related to our diagnostic products. STI owns all of the intellectual property related to our therapeutic products.

As a development-stage enterprise, we have no revenues and cannot expect revenues until clearance is obtained for the Analyzer from the FDA or the European Union (“CE Mark”). We obtained Phase I and II Small Business Innovation Research (“SBIR”) Grants in 2003-2005 for $850,000. These funds were utilized to develop software for the Analyzer and to conduct a study of 600 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the grants was to test and establish “good medical practice” through wide experimental use of the Analyzer at different emergency room sites with high risk patients. The results of this study have been published in “Therapeutics and Clinical Risk Management” in a manuscript entitled “Risk Stratification for Arrhythimic death in an emergency department cohort: a new method of nonlinear PD2i analysis of the ECG.” We treated the funds received for these grants as revenues in our consolidated financial statements.

At June 30, 2007 and 2008, our cash balance was $7,000 and $306,000, respectively. Our management believes that we have sufficient funds to continue operations until the end of September 2008. Our plan of operation consists of:

1.	Completing the research under the Collaborative Research and Development Agreement with the United States Army Institute of Surgical Research (USAISR) to explore ways to assess the severity of injury and probability of survival of critically injured combat casualties and critically ill civilian patients. Medical personnel at USAISR in conjunction with our personnel will test the PD2i algorithm in several diverse cohorts of animal data as well as in human trauma, ICU patients and combat casualties. It is our mutual expectation that deterioration in status due to trauma and/or hemorrhage will lead to dimensional reductions reflected by the PD2i value. The clinical data generated in conjunction with USAISR will be used in our 510(k) application filing with the FDA for approval of the PD2i VS in military and civilian trauma and emergency response applications.

2.	Continuing our clinical trial to obtain FDA clearance for the Analyzer which commenced in August 2006. The trial, named “Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients” (“The VITAL Trial”) will provide the data for the 510(k) application to be submitted to the FDA upon its completion. We will incur approximately $4,500,000 for the VITAL Trial in total over its duration consisting of initiation payments of $1,000,000 and ongoing payments of approximately $125,000 per month. For the three months ended June 30, 2008, we have incurred $81,000 of expenses related to the VITAL Trial.

3.	Raising additional capital with which to fund the completion of the VITAL Trial and ongoing operations.

4.	Securing CE Mark clearance in Europe for the PD2i Cardiac and PD2i VS.

5.	Maintaining the Company’s selling, general and administrative expenses at approximately $125,000 — $150,000 per month.

We may not be successful in raising additional capital, however. Further, assuming that we raise additional capital, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Critical Accounting Estimates

The following are deemed to be the most significant accounting estimates affecting us and our results of operations:

Research and Development Costs

Research and development costs include payments to collaborative research partners and costs incurred in performing research and development activities, including wages and associated employee benefits, facilities and overhead costs. These are expensed as incurred.

Intellectual Property

Intellectual property, consisting of patents and other proprietary technology, are stated at cost and amortized on a straight-line basis over their estimated useful economic lives. Costs and expenses incurred in creating intellectual property are expensed as incurred. The cost of purchased intellectual property is capitalized. Software development costs are expensed as incurred.

Revenue Recognition

As a development-stage enterprise, we have no significant revenues and cannot expect revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of our products. At that time, we expect to recognize revenue as services and products are sold and shipped or delivered. We obtained Phase I and II Small Business Innovation Research Grants in 2003 through 2006 of $850,000. We treated the funds received from these grants as revenues in our consolidated financial statements and recorded costs when incurred to perform such research and development activities.

Accounting for Stock-Based Compensation

We recorded equity-based compensation expense for employees and nonemployees in accordance with the fair-value provisions of SFAS 123R, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.

Results of Operations

The following tables sets forth the amounts and percentages of total expenses represented by certain items reflected in our consolidated statements of operations for the dates shown below.

	Three months ended June 30,				Inception to June 30,
	2007		2008		2008
			(UNAUDITED)
					(UNAUDITED)

Revenues	$12,000	0.3%	$—	0.0%	$844,000	1.9%

Operating expenses:
Research and development	522,000	41.9%	210,000	6.1%	13,568,000	30.8%
Selling, general and administrative	483,000	33.8%	667,000	19.4%	23,739,000	53.9%
Depreciation and amortization	11,000	0.9%	11,000	0.3%	262,000	0.6%
Interest	229,000	18.4%	2,559,000	74.2%	6,499,000	14.7%

Total operating expenses	1,245,000	100.0%	3,447,000	100.0%	44,068,000	100.0%

Loss before dividends	(1,245,000)	−100.0%	(3,447,000)	−100.0%	(43,224,000)	−98.1%
Dividends related to preferred stock	(13,000)	−1.0%	(1,137,000)	−33.0%	(1,347,000)	−3.1%

Net loss applicable to common stock	$(1,258,000)	−101.0%	$(4,584,000)	−133.0%	$(44,571.000)	−101.1%

		Six months ended June 30,
	2007		2008
		(UNAUDITED)

Revenues	$12,000	0.3%	$—	0.0%

Operating expenses:
Research and development	1,260,000	34.5%	498,000	10.8%
Selling, general and administrative	1,287,000	35.3%	1,065,000	23.1%
Depreciation and amortization	22,000	0.6%	21,000	0.5%
Interest	1,082,000	29.6%	3,017,000	65.6%

Total operating expenses	3,651,000	100.0%	4,601,,000	100.0%

Loss before dividends	(3,639,000)	−99.7%	(4,601,000)	−100.0%
Dividends related to preferred stock	(26,000)	−0.7%	(1,159,000)	−18.5%

Net loss applicable to common stock	$(3,664,000)	−100.4%	$(5,760,000)	−118.5%

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Research and Development

Research and development costs were $210,000 or 6.1% of total expenses for the three months ended June 30, 2008 compared to $522,000, or 41.9% of total expenses, for the three months ended June 30, 2007. There was a $61,000 increase in spending for the VITAL trial for the period ended June 30, 2008. The principal reason for the decrease in 2008 is the cost of $400,000 incurred in the second quarter of 2007 for the issuance of shares of our common stock to members of the Scientific Advisory Board that resulted in equity-based compensation. The costs were based on the established fair market value for our common stock prior to the commencement of trading on July 9, 2007. The established fair market value for the month ended June 30, 2007 (pre-merger) was $5.00 per share compared to a fair market value of approximately $1.00 per share in 2008 resulting in the decrease.

Selling, General and Administrative Expenses

Selling, general and administrative costs were $667,000, or 19.4% of total expenses for the three months ended June 30, 2008 compared to $483,000, or 38.8% of total expenses for the three months ended June 30, 2007. The principal reasons for the increase in 2008 related to costs incurred in hiring a full time Chief Medical Officer and additional accounting and consulting fees.

Interest Expense

Interest expense was $2,559,000, or 74.2% of total expenses, for the three months ended June 30, 2008. compared to interest costs of $229,000, or 18.4% of total expenses for the three months ended June 30, 2007. Substantially all of the increase in 2008 was related to the one time $2,499,000 noncash interest expense associated with conversion of the 2004 Notes, 12% Convertible Bridge Notes and 10% Bridge Notes.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

Research and Development

Research and development costs were $498,000, or 10.8% of total expenses for the six months ended June 30, 2008, compared to $1,260,000, or 34.5% of total expenses, for the six months ended June 30, 2007. The principal reason for the decrease in 2008 is the cost of $790,000 incurred in the first six months of 2007 for the issuance of shares of our common stock to members of the Scientific Advisory Board and the National Cardiac Panel that resulted in equity-based compensation. The costs were based on the established fair market value for our common stock prior to the commencement of trading on July 9, 2007. The established fair market value for the month ended June 30, 2007 (pre-merger) was $5.00 per share compared to a fair market value of approximately $1.00 per share in 2008 resulting in the decrease.

Selling, General and Administrative Expenses

Selling, general and administrative costs were $1,065,000, or 23.1% of total expenses for the six months ended June 30, 2008, compared to $1,287,000, or 35.3% of total expenses for the six months ended June 30, 2007. The principal reason for the decrease from 2007 related to reverse merger charges of $456,000 in 2007.

Interest Expense

Interest expense was $3,017,000, or 65.6% of total expenses, for the six months ended June 30, 2008, compared to $1,082,000, or 29.6% of total expenses for the six months ended June 30, 2007. Substantially all of the increase was related to the one time noncash interest expense of $2,499,000 associated with conversion of the 2004 Notes, 12% Convertible Bridge Notes and 10% Bridge Notes. Cash interest expense was $174,000 for the six months ended June 30, 2008 compared to cash interest costs of $148,000, for the six months ended June 30, 2007. Noncash interest expense of $632,000 for the six months ended June 30, 2007 was related to beneficial conversion features for the Convertible Promissory Notes. The remainder of noncash interest charges were primarily for extensions of the 12% Convertible Bridge Promissory Notes and the 15% Notes in 2007.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and must raise capital to execute our business plan and commercialize our products.

Going Concern

We have prepared our financial statements for the three and six months ended June 30, 2007 and 2008 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $4,584,000 for the three months ended June 30, 2008 and had an accumulated deficit of $44,571,000 at June 30, 2008. We expect to incur substantial expenditures to further the commercial development of our products.

At June 30, 2008, we had a working capital deficiency of $2,386,000 and $306,000 in cash and cash equivalents. Management recognizes that we must generate additional capital to successfully commercialize our products. Management plans include the sale of additional equity or debt securities, entering into alliances or other partnerships with entities interested in supporting the further development of our products as well as other business transactions to assure continuation of our development and operations.

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

We have raised approximately $12,370,000 since our inception in 2000 in a series of private placements of common stock to accredited investors. In 2003, we sold $500,000 of Series A Convertible Preferred Stock to a private venture fund. We sold $610,000 of 10% Promissory Notes to certain stockholders in 2004 and $2,801,000 of 12% Convertible Bridge Promissory Notes and 12% Convertible Promissory Notes in the year ended December 31, 2006. In addition, we sold $600,000 of 15% Notes, obtained a $300,000 bank loan from Colonial Bank and sold $1,251,100 of 10% Bridge Notes in 2007. We have also raised approximately $1,566,000 from a private placement of our Series B Voting Junior Cumulative Convertible Preferred stock to accredited investors during the six months ended June 30, 2008.

We project that our research expenditures for the years 2008 — 2009 will exceed $5,000,000, a substantial portion of which ($4,000,000) will be for the VITAL Trial being coordinated by the Harvard Clinical Research Institute which will serve as the basis for the Company’s 510(k) application by which we expect to obtain FDA clearance for the PD2i Cardiac Analyzer. We expect to obtain FDA clearance for the PD2i VS in 2008. Such clearance will allow us to commence marketing and generate revenues. Additionally, we expect to conduct other research related to our PD2i risk stratification platform and will incur selling, general and administrative expenses in connection with day-to-day operations and the prosecution of our patent portfolio.

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

(a)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that at June 30, 2008 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b)	Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no known claims or litigation pending, the outcome of which would individually or in the aggregate have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In the period from April 1, 2008 through June 30, 2008, 3,276 shares of common stock were issued to the Company’s Chief Executive Officer in connection with the Colonial Bank loans collateralized by him.

In April 2008, all of the holders of the 10% Convertible Bridge Notes agreed to exchange their unpaid Bridge Notes for 2,966,880 shares of common stock (which includes a forbearance fee of 494,480 shares) and warrants to purchase 3,214,120 shares of common stock at an exercise price of $1.00 per share. These warrants are immediately exercisable and expire five years after the date of issuance. In connection with these transactions, the Placement Agents for the bridge financing, WestPark and Aurora received (a) warrants to purchase 207,340 shares of common stock at an exercise price of 0.50 per share and (b) warrants to purchase 269,542 shares of common stock at an exercise price of $1.00 per share. These warrants are immediately exercisable and will expire five years after the date of issuance. The Company has agreed that the 2,966,880 shares of common stock and the 3,691,002 shares of common stock underlying the warrants issued in this exchange transaction to the investors and the Placement Agents will have the same piggyback registration rights as were granted to these parties in the original bridge financing.

In the period from April 1 through June 30, 2008, the Company issued 686,675 shares of its Series B Junior Convertible Preferred Stock and 686,675 warrants to purchase shares of the Company’s common stock over a five year period at an exercise price of $1.00 in exchange for $549,500 of cash proceeds which were used for working capital.

In April 2008 the Company issued 50,000 shares of common stock as a consulting fee to an individual.

In April 2008, 40,000 shares of common stock were issued to an individual in connection with extension of the 15% Promissory Notes for six months.

On June 20, 2008 the Company satisfied an outstanding payable of $77,000 for $10,000 in cash and 83,750 shares of Series B Junior Convertible Preferred Stock valued at $0.80 per share ($67,000) and 83,750 warrants to purchase shares of common stock at an exercise price of $1.00 per share that expire in five years

These securities were issued in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

Our annual meeting of stockholders was held on June 18, 2008. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management.

All of management’s nominees for directors as listed in the proxy statement were elected. David H. Fater and James E. Skinner were elected as Class I directors to serve until the Annual Stockholder’s Meeting to be held in 2011 or until their successors are qualified and elected. The number of votes cast for each nominee is as follows:

	Shares Voted	Votes
	‘‘FOR”	Withheld

David H. Fater	16,310,290	527,500
James E. Skinner	16,310,290	527,500

The proposal to approve the appointment of Daszkal Bolton LLP as the Company’s independent auditors for the fiscal year ended December 31, 2008, was ratified by the following votes:

Shares Voted	Shares Voted	Shares	Broker
‘‘FOR”	‘‘AGAINST”	‘‘ABSTAINING”	‘‘NON-VOTE”

16,369,164	465,700	3340	0

The proposal to approve the Company’s 2008 Stock Incentive Plan was ratified by the following votes:

Shares Voted	Shares Voted	Shares	Broker
‘‘FOR”	‘‘AGAINST”	‘‘ABSTAINING”	‘‘NON-VOTE”

14,893,999	117,209	106,040,	0

Item 5.	Other Information.

None.

Item 6.	Exhibits

(A)

Exhibit No.	Description

10.1	Employment Agreement dated as of April 1, 2008 between Vicor Technologies, Inc. and Dr. Daniel N. Weiss (incorporated by reference to Exhibit 10.1 in the Company’s report on Form 8-K filed with the SEC on April 17, 2008)
31.1	Certification of David H. Fater, Principal Executive Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of David H. Fater, Principal Financial Officer, Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of David H. Fater, President, Chief Executive Officer and Chief Financial Officer of Vicor Technologies, Inc., Pursuant to 18 U.S.C. 1350.*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2008                Vicor Technologies, Inc.

By:	/s/ David H. Fater
David H. Fater
President and Chief Executive and Financial Officer