Form 10-Q
period 2008-09-30
Vicor Technologies, Inc.
filed 2008-11-14
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
     As of September 30, 2008, 30,338,234 shares of the Registrant’s Common Stock, $.0001 par value, were outstanding.
     Transitional Small Business Disclosure Form (Check one): Yes ☐      No ☑

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2008
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2007 (audited) and September 30, 2008 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and nine months ending September 30, 2007 and 2008 and the period from August 4, 2000 (inception) through September 30, 2008 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ending September 30, 2007 and 2008 and the period from August 4, 2000 (inception) through September 30, 2008 (unaudited)	5
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the Nine Months ended September 30, 2008 (unaudited)	7
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4T. Controls and Procedures	18
PART II — Other Information	18
Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits	19
Signatures	20
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND SEPTEMBER 30, 2008

	December 31,	September 30,
	2007	2008
		(UNAUDITED)
ASSETS
Current assets:
Cash	$4,000	$299,000
Prepaid expenses	80,000	34,000

Total current assets	84,000	333,000

Furniture and fixtures, net of accumulated depreciation of $66,000 and $69,000 at December 31, 2007 and September 30, 2008, respectively	7,000	3,000
Other assets:
Deposits	12,000	12,000
Intellectual property, net of accumulated amortization of $149,000 and $176,000 at December 31, 2007 and September 30, 2008, respectively	354,000	327,000

	$457,000	$675,000

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,132,000	$1,211,000
Notes payable:
Colonial Bank	300,000	300,000
15% promissory notes	400,000	200,000
2004 notes	610,000	250,000
12% convertible bridge promissory notes	1,649,000	350,000
10% bridge notes	1,251,000	—
Other Notes Payable	—	100,000
Due to related parties	425,000	100,000
Accrued dividends payable	188,000	359,000

Total current liabilities	5,955,000	2,870,000

Commitments and contingencies
Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A, 157,592 shares issued and outstanding at December 31, 2007 and September 30, 2008	—	—
Series B, 0 and 4,781,295 shares issued and outstanding at September 30, 2007 and 2008, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 25,980,883 and 30,388,234 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	3,000	3,000
Additional paid-in capital	33,310,000	43,670,000
Deficit accumulated during the development stage	(38,811,000)	(45,868,000)

Net capital deficiency	(5,498,000)	(2,195,000)

	$457,000	$675,000

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008 AND
FROM AUGUST 4, 2000 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

	Three months ended
	September 30,
	2007	2008
Revenues	$—	$—

Operating expenses:
Research and development	237,000	189,000
Selling, general and administrative	717,000	502,000
Depreciation and amortization	11,000	10,000
Interest	482,000	48,000

Total operating expenses	1,447,000	749,000

Loss before dividends	(1,447,000)	(749,000)
Dividends related to preferred stock	(13,000)	(548,000)

Net loss applicable to common stock	$(1,460,000)	$(1,297,000)

Net loss per common share-basic and diluted	$(0.06)	$(0.04)

Weighted average number of shares of common shares outstanding	25,798,253	30,368,776

			Period from
			August 4, 2000
			(Inception)
	Nine months ended		Through
	September 30,		September 30,
	2007	2008	2008
Revenues	$12,000	$—	$844,000

Operating expenses:
Research and development	1,497,000	687,000	13,757,000
Selling, general and administrative	2,004,000	1,567,000	24,241,000
Depreciation and amortization	33,000	31,000	272,000
Interest	1,564,000	3,065,000	6,547,000

Total operating expenses	5,098,000	5,350,000	44,817,000

Loss before dividends	(5,086,000)	(5,350,000)	(43,973,000)
Dividends related to preferred stock	(38,000)	(1,707,000)	(1,895,000)

Net loss applicable to common stock	$(5,124,000)	$(7,057,000)	$(45,868,000)

Net loss per common share — basic and diluted	$(0.22)	$(0.24)

Weighted average number of shares of common shares outstanding	23,541,601	28,939,414

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008 AND
FROM THE PERIOD OF AUGUST 4, 2000 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED)

			Period from
	Nine Months	Nine Months	August 4, 2000
	ended	ended	(Inception) to
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008
Cash flows from operating activities:
Net loss before dividends	$(5,086,000)	$(5,350,000)	$(43,973,000)
Adjustments to reconcile net loss before dividends to net cash used in operating activities:
Depreciation and amortization (including debt discount and certain related financing fees)	1,231,000	411,000	3,150,000
Gain from sale of assets	—	—	(3,000)
Noncash interest related to conversion of notes payable	—	2,526,000	2,727,000
Noncash compensation and consulting expense	—	46,000	46,000
Contributed research and development services	—	—	95,000
Merger-related costs	523,000	—	523,000
Shares issued in lieu of interest payments	262,000	11,000	58,000
Equity-based compensation	1,416,000	395,000	18,003,000
Changes in assets and liabilities:
Accounts receivable	(8,000)	—	(16,000)
Prepaid expenses and other assets	(146,000)	—	(158,000)
Accounts payable and accrued expenses	(8,000)	204,000	1,228,000

Net cash used in operating activities	(1,816,000)	(1,757,000)	(18,320,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of furniture and fixtures	—	—	(154,000)

Net cash used in investing activities	—	—	(332,000)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	—	2,116,000	2,564,000
Due to related parties	—	—	315,000
Repayment of notes	(40,000)	(364,000)	(604,000)
Proceeds from bank loans	300,000	—	300,000
Proceeds from sale of notes	1,124,000	300,000	5,362,000
Contributed capital	178,000	—	178,000
Net proceeds from sale of common stock	11,000	—	10,836,000

Net cash provided by financing activities	1,573,000	2,052,000	18,951,000

Net (decrease) increase in cash	(243,000)	295,000	299,000
Cash at beginning of period	301,000	4,000	—

Cash at end of period	$58,000	$299,000	$299,000

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008 AND
FROM AUGUST 4, 2000 (INCEPTION) TO SEPTEMBER 30, 2008
(UNAUDITED) (continued)

	Nine Months	Nine Months	Period from
	ended	ended	August 4, 2000
	Sept. 30,	Sept. 30,	(Inception) to
	2007	2008	Sept. 30, 2008
Supplemental Cash Flow Information:
Note receivable for issuance of common stock	$415,000	$—	$415,000

Conversion of accounts payable to note payable	$—	$100,000	$100,000

Repurchase of common stock for cancellation of subscription note receivable	$—	$—	$750,000

Contributed research and development	$—	$—	$95,000

Acquisition of intellectual property from related party	$—	$—	$200,000

Beneficial conversion feature for promissory notes	$(912,000)	$—	$(912,000)

Warrants issued in connection with 15% promissory notes	$122,000	$—	$261,000

Cash paid for interest expense	$254,000	$208,000	$843,000

Accrued equity-based compensation	$—	$152,000	$152,000

Accrued dividends	$38,000	$1,707,000	$1,995,000

Interest on promissory notes paid in common stock	$—	$—	$520,000

Promissory notes converted to common stock	$—	$—	$912,000

Related-party accrual converted to common stock	$—	$325,000	$325,000

Conversion of debt to Series B Preferred Stock	$—	$1,567,000	$1,567,000

Conversion of notes to common stock	$—	$1,479,000	$1,479,000

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET CAPITAL DEFICIENCY
FOR THE PERIOD FROM DECEMBER 31, 2007 TO SEPTEMBER 30, 2008
(UNAUDITED)

				Preferred Stock
	Common Stock		Class A		Class B			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Totals
Balance at December 31, 2007	25,980,883	$3,000	157,592	$—	—	$—	$33,310,000	$(38,811,000)	$(5,498,000)
Issuance of common stock for services	564,209	—	—	—	—	—	431,000	—	431,000
Issuance of common stock in connection with notes payable transactions	3,843,142	—	—	—	—	—	2,404,000	—	2,404,000
Issuance of preferred stock in connection with notes payable transactions	—	—	—	—	1,959,045	—	1,569,000	—	1,569,000
Issuance of warrants and options for services	—	—	—	—	—	—	242,000	—	242,000
Issuance of warrants in connection with preferred stock	—	—	—	—	—	—	632,000	—	632,000
Issuance of Series B preferred stock for services	—	—	—	—	177,250	—	146,000	—	146,000
Issuance of Series B preferred stock for cash	—	—	—	—	2,645,000	—	2,116,000	—	2,116,000
Noncash interest accretion incurred in conjunction with conversion of notes	—	—	—	—	—	—	1,749,000	—	1,749,000
Accrued dividends on preferred stock	—	—	—	—	—	—	1,071,000	(1,707,000)	(636,000)
Net loss					—			(5,350,000)	(5,350,000)

Balance at September 30, 2008	30,388,234	$3,000	157,592	$—	4,781,295	$—	$43,670,000	$(45,868,000)	$(2,195,000)

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
Nature of the Business
     Vicor Technologies, Inc. (the “Company” or “Vicor”) is a development-stage biotechnology company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company’s diagnostic technology, currently being commercialized, is based on a patented, proprietary algorithm, PD2i. The PD2i algorithm and operational software facilitates the ability to accurately risk stratify a target population to predict future pathological events.
     The Company’s first product, the PD2i Analyzer, is expected to receive Food and Drug Administration (“FDA”) marketing clearance in the fourth quarter of 2008. The PD2i Analyzer is intended to display and analyze electrocardiographic information and to measure heart rate variability (“HRV”). The clinical significance of HRV and other parameters must be determined by a physician. Such approval will enable Vicor to market and distribute the PD2i Analyzer for use while its other products undergo clinical trials and proceed through the FDA regulatory process.
     The Company believes its second product, the PD2i VS (Vital Sign) will assist physicians in triaging patients suffering from trauma and other critical, serious injuries by identifying those who need an immediate Life Saving Intervention (LSI). This product is undergoing the necessary clinical testing in conjunction with the Company’s collaboration with the U.S. Army.
     The Company also believes its third product, the PD2i Cardiac Analyzer, will accurately risk stratify patients who are at high or low risk of suffering a fatal arrhythmic event, or Sudden Cardiac Death (SCD), within a 6-12 month time frame. The PD2i Cardiac Analyzer is the subject of an ongoing clinical trial.
     Vicor’s therapeutic products are being developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation. All developmental activity other than patent prosecution for this platform has been suspended to conserve cash and focus on FDA approval for our diagnostic products.
     The Company is in the process of obtaining 510(k) clearance from the FDA for its diagnostic products, which consist of:
(1)	waiting for FDA marketing clearance for the PD2i Analyzer. The Company submitted the 510(k) application for the PD2i Analyzer to the FDA in September of 2008. The Company expects to receive marketing clearance late in the fourth quarter of 2008;

(2)	its current collaboration efforts with the U.S. Army for the Vicor PD2i VS. In January 2008, the U.S. Army’s Institute of Surgical Research and the Company signed a Collaborative Research and Development Agreement (CRADA) whereby the PD2i will be utilized to assess severity of injury and probability of survival for critically injured combat casualties and critically ill civilian patients. The collaborative effort is envisioned to lead to the development of new comprehensive decision support tools and/or devices that may incorporate the PD2i algorithm either alone or in association with other metrics currently under investigation with the goal being to monitor, assess status and predict outcome in critically injured humans. The study is entitled “Prediction of Injury Severity and Outcome in the Critically Ill Using the Point Correlation Dimension Algorithm.” It is anticipated that the software modification and clinical testing will be completed in the fourth quarter of 2008 and the 510(k) application for the PD2i VS will be submitted in the first quarter of 2009, and

(3)	the coordination of a pivotal clinical trial “Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients” (the “VITAL Trial”) with Harvard Clinical Research Institute. The VITAL Trial is expected to be completed 12 months following the date of the last patient enrolled at which time the Company’s 510(k) application will be filed with the FDA (see Note 7).
     It is anticipated that the Company will seek CE Mark clearance for the PD2i Analyzer and its other diagnostic products and will begin marketing the approved products in Europe, after CE clearance is obtained.
     The Company has two wholly-owned subsidiaries, Non-Linear Medicine, Inc. (“NMI”) and Stasys Technologies, Inc. (“STI”). Vicor has no operations independent of its wholly-owned subsidiaries. NMI owns all of Vicor’s intellectual property related to its diagnostic products. STI owns all of Vicor’s intellectual property related to its therapeutic products. The Company is subject to all the risks inherent in an early stage company in the biotechnology industry as outlined below.

     The biotechnology industry is subject to rapid technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, medical device manufacturers, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company’s technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company’s competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining FDA and other regulatory approvals of products for use in health care. The Company is aware of various products under development or manufactured by competitors, which may use therapeutic approaches that compete directly with certain of the Company’s products.
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
     Basis of Presentation
     The unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2007 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The September 30, 2008 unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand.
     The information presented as of September 30, 2007 and 2008 and for the three and nine months ended September 30, 2007 and 2008 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2008 and the consolidated results of its operations for the three and nine months ended September 30, 2007 and 2008 and its consolidated cash flows and net capital deficiency for the nine months ended September 30, 2007 and 2008. The results of operations for the three and nine months ended September 30, 2007 and 2008 are not necessarily indicative of the results for the respective full year.
     The Company’s financial statements as of and for the three and nine months ended September 30, 2007 and 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $7,057,000 for the nine months ended September 30, 2008 and had an accumulated deficit of $45,868,000 as of September 30, 2008. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. The Company’s cash balance at September 30, 2008 will not be sufficient to meet such objectives.
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
     The Company believes that the amount of capital generated by the successful completion of this plan will be sufficient to provide sufficient working capital for the next 24 — 30 months.
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
NOTE 2 — Summary of Significant Accounting Policies
Revenue Recognition
     As a development-stage enterprise, the Company has no significant operating revenues and cannot expect operating revenues until FDA or CE Mark clearance is obtained for one or more of the Company’s products, which the Company is in the process of obtaining. (See Note 1.)
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
NOTE 3 — DEBT
2004 Notes
     In October 2006, the Company received commitments from all the holders of the 10% convertible promissory notes (“2004 Notes”) to extend the maturity of the 2004 Notes through June 2008. In exchange for the extension of the maturity date of the 2004 Notes, effective November 1, 2006 the Company issued additional shares of its common stock to each 2004 Note holder equal to 18 months interest on the outstanding principal balance amounting to approximately $109,000 which was accounted for as prepaid interest and amortized over the term of the extension through June 30, 2008. Amortization expense related to this item was $18,000 in the three-month period ended September 30, 2007 and $0 in the three-month period ended September 30, 2008. Amortization expense for the nine months ended September 30, 2007 and 2008 was $54,000 and $24,000, respectively.
     In April 2008, $330,000 of the 2004 Notes were converted to 412,500 shares of Series B Junior Convertible Preferred Stock (“Series B Preferred Stock”) (see Note 5) at $0.80 per share and noncash interest expense of $324,000 was recognized. On August 28, 2008 one individual holding $10,000 of the 2004 Notes converted them to 12,500 shares of Series B Preferred Stock at $0.80 per share and noncash interest expense of $5,000 was recognized. An individual holding the remaining $250,000 of 2004 Notes has agreed to extend the maturity date on a month-by-month basis.
12% Convertible Bridge Promissory Notes
     In the three months ended September 30, 2008, the Company converted an additional $15,000 of the 12% Convertible Bridge Promissory Notes into 18,750 shares of Series B Preferred Stock at $0.80 per share and noncash interest expense of $8,000 was recognized. The maturity dates of the remaining $350,000 of the Bridge Notes have been extended on a month-by-month basis.
15% Promissory Notes
     On January 3, 2008 the Company sold an additional $200,000 15% Promissory Note (“15% Note”) which matured on February 29, 2008. Sale of this 15% Note also included 50,000 shares of the Company’s common stock (“common stock”) which represented additional interest expense of $55,000 amortized over the two month period. In March this 15% Note was extended to April 30, 2008 in exchange for 10,000 shares of common stock valued at $8,500 amortized over the two months. On January 31, 2008, the Company sold an additional $100,000 15% Promissory Note which matured on April 30, 2008 which included 90,000 shares of common stock as additional interest expense or $109,000 amortized over the three month period.
     In January and March 2008 the Company repaid $200,000 of the 15% Notes. On April 30, 2008 the Company repaid $300,000 principal of the 15% Notes for $50,000 cash and 600,000 shares of common stock. The Company recorded an additional $188,000 in noncash interest expense in April related to this transaction.
     The Company negotiated a six-month extension of a $200,000 15% Note originally due on April 30, 2008 in exchange for 40,000 shares of common stock or $28,000 amortized over the six month period as additional interest expense. Amortization expense related to this extension amounted to $9,000 and $23,000 for the three and nine month periods ended September 30, 2008. respectively.

10% Bridge Notes
     On October 18, 2007 the Company completed an offering of $1,251,000 of 10% Convertible Bridge Notes (“10% Bridge Notes”) through West Park Capital, Inc. (“West Park”) and Aurora Capital LLC (“Aurora”). On April 18, 2008 the holders of the 10% Bridge Notes (which had been in technical default since February 29, 2008) agreed to exchange their unpaid 10% Bridge Notes for 2,948,880 shares of the Company’s common stock (which included a forbearance fee of 491,480 shares) and warrants to purchase 3,194,120 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company expensed as noncash interest $344,000 for the forbearance fee and $1,038,000 of noncash interest for the conversion into common stock. The warrants are immediately exercisable and expire five years after the date of issuance.
     In connection with these transactions, the Placement Agents for the bridge financing, West Park and Aurora, received (i) warrants to purchase 207,340 shares of the Company’s common stock at an exercise price of 0.50 per share and (ii) warrants to purchase 269,542 shares of the Company’s common stock at an exercise price of $1.00 per share. These warrants are immediately exercisable and will expire five years after the date of issuance.
     The 2,948,880 shares of common stock and the 3,194,620 shares of common stock underlying the warrants issued in these transactions to the investors and the Placement Agents will have the same piggyback registration rights as were granted to these parties in the original placement of the 10% Bridge Notes.
Other Notes Payable
     In September 2008 the Company converted a $100,000 account payable to an unsecured 10% promissory note due in September 2009.
NOTE 4 — OUTSTANDING COMMON STOCK PURCHASE WARRANTS AND OPTIONS
     At September 30, 2008 the Company had 10,093,513 warrants outstanding with an average exercise price of $1.05. At September 30, 2008 the Company had 415,000 options outstanding with an average exercise price of $0.75. In June 2008, 42,500 options were granted to several employees with an exercise price of $0.55, the fair market value of the common stock at date of grant, and 300,000 options were granted to the three independent directors with an exercise price of $0.75, the fair market value of the common stock at date of grant.
     In March 2008, the Company extended the expiration date for 580,858 warrants for an additional three years from their original maturity date. These warrants have an average exercise price of $2.44 and were issued in connection with the Company’s private placement in 2005.
NOTE 5 — PREFERRED STOCK
     In the three months ended September 30, 2008, the Company sold 687,500 shares of its Series B 8% Junior Convertible Cumulative Preferred Stock (“Series B Preferred Stock”) and warrants to purchase up to 687,500 shares of its common stock for aggregate proceeds of $550,000. Each share of Series B Preferred Stock is junior to all other classes of preferred stock, is entitled to cumulative dividends at an annual rate of 8%, which can be paid in kind and is initially convertible into one share of common stock. Each share of Series B Preferred Stock plus accrued dividends will automatically convert into shares of common stock upon the successful completion of a subsequent financing of at least $3,000,000. The conversion price will be the lesser of $.80 or 80% of the common stock equivalent price of the subsequent financing. The warrants have an exercise price of $1.00, are immediately exercisable and expire five years from the date of issue. In accordance with EITF 98-5, the Company has determined that the Series B Preferred Stock together with the warrants include both a beneficial conversion feature and a discount valued at $402,000 which has been accounted for as a dividend for the three months ended September 30, 2008. For the period from January 1, 2008 through September 30, 2008 the Company sold 2,645,000 shares of Series B Preferred Stock at $0.80 per share for $2,116,000.
     On June 20, 2008 the Company arranged to satisfy an outstanding payable of $77,000 for $10,000 in cash and $67,000 (83,750 shares) of Series B Preferred Stock valued at $0.80 per share plus 83,750 warrants to purchase shares of common stock expiring in five years and having an exercise price of $1.00 per share. Noncash interest expense of $3,000 related to the satisfaction of this payable was recognized in June 2008. The cash payment was made on July 30, 2008.

     On August 28, 2008 the Company arranged to satisfy an outstanding payable of $25,000 for 31,250 shares of Series B Preferred Stock valued at $0.80 per share plus 31,250 warrants to purchase shares of common stock expiring in five years and having an exercise price of $1.00 per share. Noncash interest expense of $13,000 related to the satisfaction of this payable was recognized in August 2008.
NOTE 6 — RELATED PARTY TRANSACTIONS
     The Company is party to a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer, whereby all of the Company’s employees serve as ALDA employees under a Professional Employer Organization (PEO) arrangement. The Service Agreement is a cost reimbursement only contract that provides for the Company reimbursing ALDA its actual payroll and insurance related costs for these employees. For the three months and nine months ended September 30, 2008, $56,000 and $167,000 of costs, respectively, were incurred related to the Service Agreement.
     On March 18, 2008 two of the Company’s officers and directors agreed to accept shares of the Company’s common stock in full payment of certain accrued salaries and compensation due to them for services provided in the fiscal years ended December 31, 2001 through 2004. A total of 406,570 shares were issued in satisfaction of total accrued compensation of $325,255.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
     The Company from time to time may be subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material effect on the Company’s consolidated financial statements.
     In August 2006, the Company initiated the VITAL Trial (see Note 1) coordinated by the Harvard Clinical Research Institute. The VITAL Trial will be conducted for the PD2i Cardiac Analyzer at approximately 30 sites and will be completed one year after the last patient is enrolled. The results of this trial will be submitted to the FDA as part of the Company’s 510(k) application to obtain FDA clearance to market the PD2i Cardiac Analyzer. The study will cost approximately $4,500,000 with monthly payments over the trial period. To date, approximately $550,000 has been paid. (See Note 1).
NOTE 8 — SUBSEQUENT EVENTS
     In the period from October 1, 2008 through November 13, 2008, the Company issued 2,415,000 shares of its common stock in exchange for (a) conversion of $200,000 of its 12% Convertible Bridge Promissory Notes, (b) conversion of $100,000 of its 15% Promissory Notes and (c) $303,750 of cash proceeds. The remaining balance of $100,000 for the 15% Promissory Note had its maturity date extended through October 31, 2009 in exchange for 25,000 shares of the Company’s common stock. Additional interest expense related to these transactions will be recognized in the fourth quarter of 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-KSB for our fiscal year ended December 31, 2007 and our other Quarterly Reports on Form 10-Q.
Overview of the Business
     Vicor Technologies, Inc. (the “Company” or “Vicor”) is a development-stage biotechnology company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company’s diagnostic technology, currently being commercialized, is based on a patented, proprietary algorithm, PD2i. The PD2i algorithm and operational software facilitates the ability to accurately risk stratify a target population to predict future pathological events.

     The Company’s first product, the PD2i Analyzer, is expected to receive Food and Drug Administration (“FDA”) marketing clearance in the fourth quarter of 2008. The PD2i Analyzer is intended to display and analyze electrocardiographic information and to measure heart rate variability (“HRV”). The clinical significance of HRV and other parameters must be determined by a physician. Such approval will enable Vicor to market and distribute the PD2i Analyzer for use while its other products undergo clinical trials and proceed through the FDA regulatory process.
     The Company believes its second product, the PD2i VS (Vital Sign), will assist physicians in triaging patients suffering from trauma and other critical, serious injuries by identifying those who need an immediate Life Saving Intervention (LSI). This product is undergoing the necessary clinical testing in conjunction with the Company’s collaboration with the U.S. Army.
     The Company also believes its third product, the PD2i Cardiac Analyzer, will accurately risk stratify patients into those who are at high or low risk of suffering a fatal arrhythmic event, or Sudden Cardiac Death (SCD), within a 6-12 month time frame. The PD2i Cardiac Analyzer is the subject of an ongoing clinical trial.
     Vicor’s therapeutic products are being developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation. At the present time, our drug discovery platform is not active. Since 2003 we have halted all research related to drug discovery platform to conserve cash and focus on FDA approval for our diagnostic products.
     The Company is in the process of obtaining 510(k) clearance from the FDA for its diagnostic products, which consists of:
(1)	waiting for FDA marketing clearance for the PD2i Analyzer. The Company submitted the 510(k) application for the PD2i Analyzer to the FDA in September of 2008. As discussed above, the Company expects to receive marketing clearance late in the fourth quarter of 2008;

(2)	its current collaboration efforts with the U.S. Army for the Vicor PD2i VS. In January 2008, the U.S. Army’s Institute of Surgical Research and the Company signed a Collaborative Research and Development Agreement (CRADA) whereby the PD2i will be utilized to assess severity of injury and probability of survival for critically injured combat casualties and critically ill civilian patients. The collaborative effort is envisioned to lead to the development of new comprehensive decision support tools and/or devices that may incorporate the PD2i algorithm either alone or in association with other metrics currently under investigation with the goal being to monitor, assess status and predict outcome in critically injured humans. The study is entitled “Prediction of Injury Severity and Outcome in the Critically Ill Using the Point Correlation Dimension Algorithm.” It is anticipated that the software modification and clinical testing will be completed in the fourth quarter of 2008 and the 510(k) application for the PD2i VS will be submitted in the first quarter of 2009, and

(3)	the coordination of a pivotal clinical trial “Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients” (the “VITAL Trial”) with Harvard Clinical Research Institute. The VITAL Trial is expected to be completed 12 months following the date of the last patient enrolled at which time the Company’s 510(k) application will be filed with the FDA (see Note 7 to our condensed consolidated financial statements).
     As a development-stage enterprise, we have no revenues and cannot expect revenues until clearance is obtained for the Analyzer from the FDA or the European Union (“CE Mark”). It is anticipated that the Company will seek CE Mark clearance for the PD2i Analyzer and its other diagnostic products in 2009 and will begin marketing the approved products in Europe, after CE clearance is obtained.
     We obtained Phase I and II Small Business Innovation Research (“SBIR”) Grants in 2003-2005 for $850,000. These funds were utilized to develop software for the Analyzer and to conduct a study of 600 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the grants was to test and establish “good medical practice” through wide experimental use of the Analyzer at different emergency room sites with high risk patients. The results of this study have been published in “Therapeutics and Clinical Risk Management” in a manuscript entitled “Risk Stratification for Arrhythmic death in an emergency department cohort: a new method of nonlinear PD2i analysis of the ECG.” We treated the funds received for these grants as revenues in our consolidated financial statements.

     At September 30, 2007 and 2008, our cash balance was $58,000 and $299,000, respectively. Our management believes that we have sufficient funds to continue operations until the end of January 2009. Our plan of operation consists of:
1.	Receiving marketing clearance for the PD2i Analyzer in the fourth quarter of 2008 at which time marketing efforts would commence and revenues would begin to be generated shortly thereafter in early 2009.

2.	Completing the research under the Collaborative Research and Development Agreement with the United States Army Institute of Surgical Research (USAISR) for the Vicor PD2i VS. The collaborative effort is envisioned to lead to the development of new comprehensive decision support tools and or devices that may incorporate the PD2i algorithm either alone or in association with other metrics currently under investigation with the goal being to monitor, assess status and predict outcome in critically injured humans. The study is entitled “Prediction of Injury Severity and Outcome in the Critically Ill Using the Point Correlation Dimension Algorithm.” It is anticipated that the software modification and clinical testing will be completed in the fourth quarter of 2008 and the 510(k) application for the PD2i VS will be submitted to the FDA in the first quarter of 2009.

3.	Continuing our clinical trial to obtain FDA clearance for the Analyzer which commenced in August 2006. The trial, named “Prospective, Multi-Center Study of the Ability of the PD2i Cardiac Analyzer to Predict Risk of VentrIcular TachyArrhythmia Events such as, Sudden Cardiac Death VentricuLar Fibrillation (VF) or Ventricular Tachycardia (VT) in High Risk Patients” (“The VITAL Trial”) will provide the data for the 510(k) application to be submitted to the FDA upon its completion. We will incur approximately $4,500,000 for the VITAL Trial in total over its duration consisting of initiation payments of $1,000,000 and ongoing payments of approximately $125,000 per month. For the three months ended September 30, 2008, we incurred $39,000 of expenses related to the VITAL Trial.

4.	Raising additional capital with which to fund ongoing operations.

5.	Securing CE Mark clearance in Europe for the PD2i Cardiac Analyzer and PD2i VS.

6.	Maintaining the Company’s selling, general and administrative expenses at approximately $125,000 to $250,000 per month.
     However, we may not be successful in raising additional capital. Further, even if we raise additional capital, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.
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
Revenue Recognition
     As a development-stage enterprise, we have no significant revenues and cannot expect revenues in the foreseeable future until FDA or CE Mark clearance is obtained for one or more of our products. At that time, we expect to recognize revenue as services and products are sold and shipped or delivered. We obtained Phase I and II Small Business Innovation Research Grants of $850,000 in 2003 through 2006. We treated the funds received from these grants as revenues in our consolidated financial statements and recorded costs when incurred to perform such research and development activities.

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

	Three months ended September 30,
	2007		2008
	(UNAUDITED)
Revenues	$—	0.0%	$—	0.0%

Operating expenses:
Research and development	237,000	16.4%	189,000	25.2%
Selling, general and administrative	717,000	49.5%	502,000	67.0%
Depreciation and amortization	11,000	0.8%	10,000	1.4%
Interest	482,000	33.3%	48,000	6.4%

Total operating expenses	1,447,000	100.0%	749,000	100.0%

Loss before dividends	(1,447,000)	-100.0%	(749,000)	-100.0%
Dividends related to preferred stock	(13,000)	-0.9%	(548,000)	-73.2%

Net loss applicable to common stock	$(1,460,000)	-100.9%	$(1,297,000)	-173.2%

	Nine months ended September 30,				Inception to September 30,
	2007		2008
	(UNAUDITED)				(UNAUDITED)
Revenues	$12,000	0.2%	$—	0.0%	$844,000	1.9%

Operating expenses:
Research and development	1,497,000	29.4%	687,000	12.8%	13,757,000	30.7%
Selling, general and administrative	2,004,000	39.3%	1,567,000	29.3%	24,241,000	54.1%
Depreciation and amortization	33,000	0.6%	31,000	0.6%	272,000	0.6%
Interest	1,564,000	30.7%	3,065,000	57.3%	6,547,000	14.6%

Total operating expenses	5,098,000	100.0%	5,350,000	100.0%	44,817,000	100.0%

Loss before dividends	(5,086,000)	-99.8%	(5,350,000)	-100.0%	(43,973,000)	-98.1%
Dividends related to preferred stock	(38,000)	-0.7%	(1,707,000)	-31.9%	(1,895,000)	-4.2%

Net loss applicable to common stock	$(5,124,000)	-100.5%	$(7,057,000)	-131.9%	$(45,868.000)	-102.3%

Three months ended September 30, 2008 compared to the three months ended September 30, 2007
Research and Development
     Research and development costs were $189,000 for the three months ended September 30, 2008 compared to $237,000 for the three months ended September 30, 2007. This decrease of $48,000 in the three months ended September 30, 2008 was primarily due to timing of activities for the VITAL trial.
Selling, General and Administrative Expenses
     Selling, general and administrative costs were $502,000 of total expenses for the three months ended September 30, 2008 compared to $717,000 for the three months ended September 30, 2007. The principal reasons for the $215,000 decrease in 2008 related to $421,000 of equity-based compensation and legal fees in 2007 offset by increases in payroll and consulting fees of $242,000 in 2008.
Interest Expense
     Interest expense was $48,00 for the three months ended September 30, 2008 compared to $482,000 for the three months ended September 30, 2007. The decrease in 2008 was due to the conversion and repayment of $2,310,000 of promissory notes.
Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007
Research and Development
     Research and development costs were $687,000 for the nine months ended September 30, 2008, compared to $1,497,000 for the nine months ended September 30, 2007. The principal reason for the decrease in 2008 was $810,000 of equity-based compensation for the issuance of common stock to members of the Scientific Advisory Board and the National Cardiac Panel in 2007. The costs were based on the established fair market value for our common stock prior to the commencement of trading on July 9, 2007 of $5.00 per share compared to a fair market value of approximately $1.00 per share in 2008.
Selling, General and Administrative Expenses
     Selling, general and administrative costs were $1,567,000 for the nine months ended September 30, 2008, compared to $2,004,000, for the nine months ended September 30, 2007. The principal reason for the decrease is related to merger charges of $456,000 in 2007.
Interest Expense
     Interest expense was $3,065,000 for the nine months ended September 30, 2008, compared to $1,564,000 for the nine months ended September 30, 2007. Substantially all of the increase was related to the one time noncash interest expense of $2,499,000 associated with conversion of the 2004 Notes, the 12% Bridge Notes and the 10% 2004 Notes in 2008. Cash interest expense was $208,000 for the nine months ended September 30, 2008 compared to cash interest costs of $254,000, for the nine months ended September 30, 2007. The decrease in cash interest charges in 2008 was due to the conversion of the notes to equity in 2008. Noncash interest expense of $1,149,000 for the nine months ended September 30, 2007 was related to beneficial conversion features for the 10% Notes. The remainder of noncash interest charges were primarily for extensions of the notes in 2007.

Liquidity and Capital Resources
     As a development-stage company, we have no revenues and must raise capital to execute our business plan and commercialize our products.
Going Concern
     We have prepared our financial statements for the three and nine months ended September 30, 2007 and 2008 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $5,350,000 for the nine months ended September 30, 2008 and had an accumulated deficit of $45,868,000 at September 30, 2008. We expect to incur substantial expenditures to further the commercial development of our products.
     At September 30, 2008, we had a working capital deficiency of $2,537,000 and $299,000 in cash and cash equivalents. Management recognizes that we must generate additional capital to successfully commercialize our products. Management plans include the sale of additional equity or debt securities, entering into alliances or other partnerships with entities interested in supporting the further development of our products as well as other business transactions to assure continuation of our development and operations.
     We may not be successful in raising additional capital. Further, assuming that we raise additional funds, the Company may not achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our business, financial condition, cash flows and results of operations may be materially and adversely affected.
     We have raised approximately $12,370,000 since our inception in 2000 in a series of private placements of common stock to accredited investors. In 2003, we sold $500,000 of Series A Convertible Preferred Stock to a private venture fund. We sold $610,000 of 10% Notes to certain stockholders in 2004 and $2,801,000 of 12% Bridge Notes in the year ended December 31, 2006. In addition, we sold $600,000 of 15% Notes, obtained a $300,000 bank loan from Colonial Bank and sold $1,251,100 of 10% Bridge Notes in 2007. We have also raised approximately $2,116,000 from a private placement of our Series B Preferred Stock to accredited investors during the nine months ended September 30, 2008.
     In the period from October 1, 2008 through November 13, 2008, the Company issued 2,415,000 shares of its common stock in exchange for (a) conversion of $200,000 of its 12% Convertible Bridge Promissory Notes, (b) conversion of $100,000 of its 15% Promissory Notes and (c) $303,750 of cash proceeds. The remaining balance of $100,000 for the 15% Promissory Note had its maturity date extended through October 31 2009 in exchange for 25,000 shares of the Company’s common stock. Additional interest expense related to these transactions will be recognized in the fourth quarter of 2008.
     We project that our research expenditures for the years 2008 through 2009 will exceed $5,000,000, a substantial portion of which ($4,000,000) will be for the VITAL Trial being coordinated by the Harvard Clinical Research Institute which will serve as the basis for the Company’s 510(k) application by which we expect to obtain FDA clearance for the PD2i Cardiac Analyzer. We expect to obtain FDA clearance for the PD2i Analyzer in the fourth quarter of 2008 and the PD2i VS in the first half of 2009. Such clearance will allow us to commence marketing and generate revenues. Additionally, we expect to conduct other research related to our PD2i risk stratification platform and will incur selling, general and administrative expenses in connection with day-to-day operations and the prosecution of our patent portfolio.
Off-Balance Sheet Arrangements
     We have not entered into any transaction, agreement or other contractual arrangement with an unconsolidated entity under which we have:
•	A retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	Liquidity or market risk support to such entity for such assets;

•	An obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•	An obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to us, where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with us.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.
Item 4T. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Chief Executive and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that at September 30, 2008 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
     (b) Changes in Internal Controls
     There was no change in our internal controls or in other factors that could affect these controls during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There are no known claims or litigation pending, the outcome of which would individually or in the aggregate have a material effect on our consolidated results of operations, financial position, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     In the period from July 1, 2008 through September 30, 2008, 3,276 shares of common stock were issued to the Company’s Chief Executive Officer in connection with the Colonial Bank loans collateralized by him.
     In the period from July 1, 2008 through September 30, 2008, the Company issued 687,500 shares of its Series B Preferred Stock and 1,548,610 warrants to purchase shares of common stock over a five-year period at an exercise price of $1.00 per share and 430,555 warrants to purchase shares of common stock over a five-year period at an exercise price of $0.01 per share in exchange for $550,000 of cash proceeds.
     On July 18, 2008 the Company issued an aggregate of 15,000 shares of common stock to two individuals in exchange for services provided with a fair market value of $0.67 per share.
     On August 28, 2008 the Company satisfied certain outstanding payables of $76,000 and outstanding promissory notes aggregating $25,000 for 124,750 shares of its Series B Preferred Stock valued at $0.80 per share ($101,000).
     On August 1, 2008, the Company issued an aggregate of 30,000 shares of common stock to an employee as compensation per his employment contract with a fair market value of $0.61 per share.
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

Dated: November 14, 2008	Vicor Technologies, Inc.
	By:	/s/ David H. Fater
David H. Fater
President and Chief Executive and Financial Officer