Form 10-K
period 2008-12-31
Vicor Technologies, Inc.
filed 2009-03-31
CIK 1335104

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The Registrant had no revenue for the year ended December 31, 2008.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $20,205,292 as of February 28, 2009 based on the closing price ($.80) of the Company’s common stock on the Over-the-Counter Bulletin Board on said date. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates.

As of February 28, 2009, there were 35,073,034 issued and outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

PART I

SPECIAL NOTE ABOUT	FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to the business plans, objectives and expected operating results of Vicor Technologies, Inc. and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1 of this Annual Report. Vicor Technologies, Inc. undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Description of Business.

Introduction

Vicor Technologies, Inc. (“we,” “us,” “our” or the “Company”) was incorporated in the State of Delaware on May 24, 2005 as SRKP 6, Inc. (“SRKP”). On August 3, 2005, we filed a registration statement on Form 10-SB, which was subsequently amended on August 29, 2005, to register our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The registration statement became effective on October 3, 2005, after which time we became a reporting company under the Exchange Act. We were formed to pursue a business combination with one or more operating companies.

On March 30, 2007 we acquired Vicor Technologies, Inc., a Delaware corporation (“Old Vicor”) formed in August 2000, through the merger (“Merger”) of Old Vicor with a wholly-owned subsidiary formed for the purpose of facilitating this transaction. Upon the closing of the Merger on March 30, 2007, Old Vicor became our wholly-owned subsidiary. Effective March 31, 2007, we merged Old Vicor into our company in a merger and changed our name to Vicor Technologies, Inc. At the closing, each outstanding share of Old Vicor common stock was cancelled and automatically converted into the right to receive two shares of our common stock. We also assumed all outstanding options and warrants to purchase Old Vicor common stock which were not exercised, cancelled, exchanged, terminated, or expired. Upon the consummation of the Merger, we were obligated to issue an aggregate of 22,993,723 shares of our common stock to Old Vicor’s former common stockholders and 157,592 shares of our Series A 8.0% Convertible Cumulative Preferred Stock (“Preferred Stock”) to Old Vicor’s former preferred stockholders. In addition, all securities convertible or exercisable into shares of Old Vicor’s capital stock outstanding immediately prior to the Merger (excluding Old Vicor’s preferred stock and convertible debt) were cancelled, and the holders thereof received similar securities for the purchase of an aggregate of 800,250 shares of our common stock.

The Merger was accounted for as a reverse acquisition, to be applied as an equity recapitalization in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, SRKP was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Old Vicor issuing stock for the net monetary assets of SRKP, accompanied by a recapitalization. The net monetary assets of SRKP were stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of Old Vicor was carried forward after the Merger. Operations prior to the Merger are those of Old Vicor.

The address of our principal executive office is 2300 NW Corporate Boulevard, Suite 123, Boca Raton, Florida 33431, and our telephone number is (561) 995-7313.

Our Business

General Overview

We are a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on our patented, proprietary point correlation dimension algorithm (the “PD2i Algorithm”). The PD2i Algorithm facilitates the ability to accurately risk stratify a specific target population to predict future pathological events. We believe that the PD2i Algorithm represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign. We are currently commercializing four proprietary diagnostic medical products which employ software utilizing the PD2i Algorithim: the PD2i Analyzer, the PD2i-VS (Vital Sign), the PD2i Cardiac Analyzer and the PD2i OR/ICU. It is also anticipated that the PD2i Algorithm applications will allow for the early detection of Alzheimer’s Disease and other disorders and diseases.

We own all of the outstanding common stock of Nonlinear Medicine, Inc., a Delaware corporation (“NMI”), and Stasys Technologies, Inc., a Delaware corporation (“STI”). NMI owns all of our intellectual property related to our diagnostic products and STI owns all of our intellectual property related to our therapeutic products.

Our first product, the PD2i Analyzer, received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. The PD2i Analyzer displays and analyzes electrocardiographic (ECG) information that measures heart rate variability (“HRV”). The clinical significance of HRV and other parameters must be determined by a physician. Since the PD2i Analyzer has received marketing clearance from the FDA, we will be able to market and distribute the PD2i Analyzer for use by physicians and others in the medical community by, among other means, the sale of a private label ECG machine utilizing the PD2i Analyzer software.

However, until we receive approval from the FDA for a specific medical indication, use of the PD2i Analyzer may be limited. Further, until physicians can obtain insurance reimbursement from the use of our product for a particular medical indication, extensive use and substantial revenues therefrom may be delayed.

Technology Background

The PD2i Algorithm provides a method for evaluating heart rate variability electrophysiological potentials (from electrocardiograms) with a high sensitivity and high specificity used to predict future pathological events, such as fatal cardiac arrhythmias, imminent death and autonomic nervous system dysfunction. The PD2i Algorithm is designed to detect deterministic, low-dimensional excursions in nonstationary heartbeat intervals. The PD2i Algorithm uses an analytic measure that is deterministic and nonlinear. It actually tracks nonstationary changes in the data and does not require stationarity. It is sensitive to chaotic, as well as nonchaotic, linear data.

The key to understanding what the PD2i Algorithm does and why we believe it is superior to all other such technology is based on neuro-cardiac relationships defining the connection between the variation of the heartbeat intervals and the heart’s vulnerability to arrhythmogenesis. Our analytical approach to quantifying these neuro-cardiac relationships utilizes the relatively new field of nonlinear dynamics. As opposed to using an algorithm based on a linear stochastic model, such as standard deviation, the PD2i Algorithim measures variability that is based on a nonlinear deterministic model.

The PD2i Algorithm requires a maximum data collection window of only approximately twenty minutes (in some cases the collection window can be as short as 90 seconds) and is performed on a resting patient; hence, elevated heart rates and stress testing are not required. The PD2i software performs automatically and, with the click of a button, test results appear as negative or positive that can be easily discerned by a physician or technician. Reports can be printed or viewed on the screen of a computer. The device is user-friendly because it is PC-based and Windows-integrated. The entire system is lightweight and completely portable.

Background of SCD

Sudden Cardiac Death (“SCD”) is a sudden, unexpected death caused by loss of heart function. It is the largest cause of natural death in the United States, causing in excess of 300,000 adult deaths each year. SCD is caused by arrhythmias (abnormal heart rhythms). The most common life-threatening arrhythmia is ventricular fibrillation, an erratic, disorganized firing of impulses from the ventricles. When this occurs, the heart is unable to pump blood, and death will occur within minutes if left untreated.

SCD is not a heart attack. A heart attack occurs due to blockage in one or more of the coronary arteries that feed the heart muscle, resulting in lack of blood flow to the heart muscle and the consequential heart muscle damage. In contrast, during SCD, the electrical system to the heart suddenly becomes irregular. The ventricles may flutter or quiver (ventricular fibrillation), and blood is not delivered to the body. Of greatest concern in the first few minutes is that blood flow to the brain will be reduced so drastically that a person will lose consciousness. Death follows unless emergency treatment is begun immediately.

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

The current invasive diagnostic tools have all of the risks that accompany any major surgery. We believe that the noninvasive tools suffer from three significant drawbacks. First, the current noninvasive diagnostic tools are inaccurate because (a) they are insensitive to nonlinearities in the data, (b) they assume random variation in the data (stochastic) and (c) the system generating the data cannot change during the recording. Second, the current noninvasive diagnostic tools require a stress test, which brings its own risks.

In early 2009 we signed a Research Agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) Trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” We plan to use the PD2i Cardiac Analyzer to retrospectively predict SCD in the 651 congestive heart failure patients who participated in the MUSIC Trial (of which 52 actually died from SCD). We believe this analysis will be completed in the second quarter of 2009 (before the conclusion of the VITAL Trial, as discussed below, which we suspended in March 2009) and will yield a dataset sufficient to support an immediate amendment to our existing 510(k) application to include a claim for SCD.

Products and Markets

PD2i-Cardiac Analyzer

The PD2i Cardiac Analyzer is able to accurately risk stratify patients into those at high or low risk of suffering a fatal arrhythmic event, or SCD, within a six to twelve-month time frame. SCD is the leading cause of natural death in the U.S. each year with more than 300,000 reported cases.

PD2i-VS

We also plan on commercializing the PD2i-VS product. This product is being developed in collaboration with the United States Army and is used to assess the severity of injury of critically injured combat casualties to determine the need for an immediate life saving intervention in those trauma victims who are at high risk of imminent death. The PD2i-VS is anticipated to be used for civilian triage and trauma emergency response.

In January 2008, we executed a Collaborative Research and Development Agreement (“Research and Development Agreement”) with the U.S. Army Institute of Surgical Research (“US Army”) for “Prediction of Injury Severity and Outcome in the Critically Ill Using the Point Correlation Dimension Algorithm, or PD2i.” The US Army is exploring ways to assess the severity of injury, and probability of survival, of critically injured combat casualties and critically ill civilian patients. The US Army in conjunction with Vicor, is testing the PD2i -VS Algorithm in several diverse cohorts, including human trauma, patients in the intensive care units (“ICU Patients”) and combat casualties. Various experiments have been performed under the Research and Development Agreement and the US Army has presented the findings at several conferences in the United States and Europe. Manuscripts and abstracts have also been published by leading journals with Vicor and the US Army as co-authors.

The PD2i-VS has been tested through this collaboration with the US Army in a variety of ways. The most recent data set, consisting of 325 civilian trauma files, is expected to be submitted to the FDA in the second quarter of 2009 as an amendment to the Company’s existing 510(k) application. If approved, the Company can begin marketing the PD2i-VS in the second quarter of 2009.

PD2i-Analyzer — Diabetic Autonomic Neuropathy

We have commenced a clinical trial at the University of Mississippi Medical Center, which is expected to be completed by the end of the second quarter of 2009, to establish the PD2i Analyzer’s ability to diagnose diabetic autonomic neuropathy (“DAN”). The trial, Diabetic Autonomic Neuropathy Complexity Evaluation (“DANCE”), has a primary objective of evaluating the sensitivity and specificity of the PD2i Analyzer in assessing the presence and severity of diabetic autonomic neuropathy. Since the American Diabetic Association recommends annual screening for DAN to 18,000,000 diabetics in the United States, this represents a substantial market for such a product. Additionally, the diagnosis of DAN can be used by physicians to regulate the medication of patients for diabetes to minimize the impact of neuropathy.

Clinical tests employing HRV analysis have been extensively studied and published by medical researchers over the last 40 years in the United States and internationally. This research has demonstrated the potential for the application of HRV tests to include cardiac and cardiovascular risk stratification and for identifying the presence of autonomic neuropathy, a condition which is particularly prevalent among people with diabetes. Several HRV-measuring devices are now used as tools for evaluating patients for the presence of autonomic neuropathy. Many such devices have been designed with a focus on the diabetic population, but despite the growing incidence of diabetes, these devices have not yet been widely adopted by clinicians.

The diabetes market still represents a largely untapped market for technology able to facilitate objective identification of autonomic nervous system dysfunction and autonomic neuropathy. There is a great practical need for means to objectively identify autonomic nerve dysfunction among people with diabetes. If not diagnosed before autonomic neuropathic symptoms occur, diabetics are at significantly greater risk of developing debilitating or fatal end-organ damage, which is more difficult and more expensive to treat than in its early stages.

In 2005, the ADA published a formal “statement” recommending clinical screening for autonomic neuropathy among people with diabetes:

“screening should be instituted at diagnosis of type 2 diabetes and 5 years after the diagnosis of type 1 diabetes. Screening might comprise a history and an examination for signs of autonomic dysfunction. Tests for HRV, including expiration-to-inspiration ratio and response to the Valsalva maneuver and standing, may be indicated. If screening is negative, this should be repeated annually; if positive, appropriate diagnostic tests and symptomatic treatments should be instituted.”

Notably, the HRV testing methods listed in this statement include linear time domain and frequency domain measures, but do not include the most technically advanced methods now available, such as wavelet transform, and the non-linear Poincaré plots and point correlation dimension (PD2) analyses. These latter methods offer advantages such as reducing the data sample size required for analysis and lessening the effects of physiological artifacts.

The PD2i Analyzer is well suited to use with diabetic individuals. This technology provides novel solutions to recognized problems associated with HRV analysis. The results are easily interpreted against a device-specific normal range, are automated and computerized. Quality assurance of the integrity of the results obtained comes from the fact that the algorithm used for the HRV analysis is not affected by irregularities in heart rhythm or intrinsic heart disease. This is important to diabetics, since heart disease is a co-morbidity of diabetes. The PD2i Analyzer also provides a “noise”-filtering and “noise”-correcting feature that further ensures the quality of its measurements.

The association between cardiac risk and diabetes has been highlighted in recent years by the medical community. Heart disease has become a primary focus for the treatment of diabetic individuals even before the patient is referred to a cardiologist. Increased awareness about diabetic cardiac autonomic neuropathy has helped create this connection for the generalist. And now that advances in HRV testing have provided a closer link to evaluating risk of cardiac death, there is a practical and useful means to testing autonomic neuropathy and cardiac risk at the same time.

PD2i-OR/ICU — Operating Room/Intensive Care Unit Monitoring

The PD2i-OR/ICU is being clinically tested in a collaborative effort with the University of Mississippi Medical Center. We expect that the results of this collaborative effort will support a 510(k) submission to utilize a change in the PD2i value as an early warning to surgeons and anesthesiologists of a sharply deteriorating condition in a patient during surgery and also facilitate the assessment of ICU patients being discharged to a step-down unit.

REGULATORY APPROVAL PROCESS

United States.  The FDA classifies medical devices into Class I, II, and III. The amount of regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. A full premarket notification process for a Class III device, is the most detailed process, requiring the submission of clinical data to support claims made for the device. The full premarket notification process is an actual approval of the device by the FDA. Class II devices require premarket notification on a 510(k) application. A 510(k) application is a premarketing submission made to the FDA to demonstrate that the device to be marketed is safe, effective and substantially equivalent to a legally marketed device (i.e. a predicate device) and is therefore not subject to premarket approval. The FDA has advised us that the predicate device for the Analyzer is a Class II device (pursuant to 21 C.F.R. § 870.2340 — Cardiovascular Devices — Cardiovascular Monitoring Devices — Electrocardiograph); thus the PD2i Analyzer is only subject to the less onerous premarket notification on a 510(k) application.

Investigational Device Exemption (IDE).  In certain cases, including ours, the 510(k) application requires the submission of clinical data to support claims made for the device. For the FDA to permit applicants to undertake a clinical trial using unapproved medical devices on human subjects, applicants are required to seek an Investigational Device Exemption (IDE). Clinical studies with devices of significant risk must be approved by the FDA and by an Institutional Review Board or IRB before the study can begin. Studies with devices of nonsignificant risk only need IRB approval before the study can begin. The FDA has advised us that the PD2i Analyzer is a nonsigificant risk device. Thus, we are not required to obtain FDA approval of the IDE.

510(k) Application.  Once the 510(k) application is received by the FDA, a preliminary screening is undertaken. If the 510(k) application is found to contain all the required elements, it will be assigned to a reviewer. When the reviewer needs additional information to complete the review, the applicant is contacted with a request or deficiency letter that will detail the information needed. The 510(k) applications are reviewed in order, according to the original or additional information receipt date. After the technical review is completed, the reviewer’s recommendation is forwarded to the division director for concurrence. If the division director concurs, then the FDA will issue the decision letter to the applicant. Generally, an FDA decision takes 90 to 180 days after receipt of the 510(k) application. However, certain items, including the amount of time it takes an applicant to respond to any FDA requests for additional information, may delay the FDA decision.

We received FDA approval of our PD2i Analyzer on December 29, 2008. Since the PD2i Analyzer has been approved, we expect that we will be able to submit amendments, rather than new applications, for additional PD2i medical indications, as reflected in the following table:

Our Products and Status of Clinical Trial

		Status of	FDA
Product	Use	Clinical Trial	Submission
PD2i Analyzer	Measure Heart Rate Variability	N/A	510(k) Marketing Clearance received December 29, 2008
PD2i-Cardiac Analyzer	Sudden Cardiac Death	University of Rochester — analyzing MUSIC Data — Ongoing	Expected in the second quarter of 2009 (Marketing clearance anticipated in the third quarter of 2009)
PD2i — VS	Trauma	U.S. Army — Data Analysis completed	Expected in the second quarter of 2009
PD2i — OR/ICU	Operating Room / ICU Unit Monitoring	University of Mississippi Medical Center — expected to be completed in the second half of 2009	Expected in the second half of 2009
PD2i Analyzer — DAN	Diabetic Autonomic Neuropathy	University of Mississippi Medical Center — ongoing	Expected in the second quarter of 2009

PD2i — Cardiac Analyzer — Sudden Cardiac Death

In August 2006, the Company started the VITAL Trial, which was conducted by the Harvard Clinical Research Institute. The purpose of the trial was to gather sufficient data for an application to the FDA for clearance to market a claim of SCD risk stratification. It now appears that this objective can be met with the data from the MUSIC Trial, as well as another significant data set, at a fraction of the cost of the VITAL Trial and in a matter of months as opposed to years. Consequently, at a meeting of Vicor’s Board of Directors on March 19, 2009, we decided to suspend enrollment in the VITAL Trial in order to conserve capital pending the outcome of the collaboration involving data obtained from the MUSIC Trial. Such analysis is expected to be completed in the second quarter of 2009 with the 510(k) amendment for marketing cleared by the FDA in the third quarter of 2009.

P2Di — VS — Trauma

We have completed the analysis of 325 civilian trauma files provided under the Research and Development Agreement with the US Army and expect to submit an amendment to our 510(k) application to the FDA for trauma triage in the second quarter of 2009.

PD2i — OR/ICU — Operating Room/Intensive Care Unit Monitoring

The PD2i-OR/ICU is planned to be clinically tested in a collaborative effort with the University of Mississippi Medical Center. The results of this collaborative effort should support a 510(k) submission to utilize a change in the PD2i value as an early warning to surgeons and anesthesiologists of a sharply deteriorating condition in a patient during surgery and also facilitate the assessment of ICU patients being discharged to a step-down unit. It is anticipated that this trial should be completed in the second quarter of 2009, with the amendment to our existing 510(k) application filed in the second half of 2009.

PD2i Analyzer — Diabetic Autonomic Neuropathy

The DANCE Trial is going to be conducted at the University of Mississippi Medical Center after receipt of Institutional Review Board approval. It is expected to be completed in the second quarter of 2009, at which time we will prepare and file an amendment to our existing 510(k) application with the FDA for diabetic autonomic neuropathy.

European Regulatory Requirements

The PD2i Analyzer, PD2i-VS, PD2i Cardiac Analyzer and PD2i-OR/ICU have not been approved by the European Union. We are required to receive CE Mark Certification, an international symbol of quality and compliance with applicable European community medical device directives, prior to marketing our products in Europe. In particular, we must comply with the Essential Requirements of the Medical Devices Directive, which primarily relate to safety and performance and undergo conformity assessment certification by a Notified Body in order to qualify for CE Mark approval.

As of December 31, 2008 we have not commenced the approval process for our P2Di products in Europe; however, we plan to begin this process in the second quarter of 2009.

SALES AND MARKETING

Our marketing strategy is to segment the internal medicine, family practice and cardiologist market and target technology-friendly early adopters. We anticipate primarily utilizing independent distributors complemented by an in-house sale force which we will establish. The United States market although significant, represents only a fraction of the total potential worldwide market for the technology. Therefore, we anticipate marketing the technologies in Europe if and when we receive CE mark clearance, primarily through distribution partners although we have not fully determined our sales and marketing strategy for these other countries.

Sudden Cardiac Death

Our technology and products are directed towards identifying individuals at risk of SCD and those cardiac patients who may not be at risk thus providing the physician with additional information on which to base a therapy decision. Typically our target patient populations include those individuals with underlying cardiac disease. In the United States, those populations include more than 7 million patients who have suffered a myocardial infarction (heart attack), 5 million patients suffering from congestive heart failure (poor pumping function), and more than 1 million other patients suffering from conditions including syncope (fainting and dizziness) and non-ischemic dilated cardiomyopathy (damaged and enlarged heart). Therefore, we believe that the aggregate at-risk patient population in the United States that could benefit from our PD2i Cardiac Analyzer exceeds 10-12 million. MADIT II and Sudden Cardiac Death-Heart Failure Trial (SCD-HeFT) type patients represent a major and important subset of this at-risk patient population.

The main target customer for our PD2i Cardiac Analyzer is the clinical cardiologist and the electrophysiologist. Clinical cardiologists see the vast majority of patients with existing cardiac conditions. They control the referral pattern of their patients. They also prescribe and administer most diagnostic tests either in their office or as an outpatient procedure at the hospital. Our PD2i Cardiac Analyzer is a non-invasive tool used to identify which of their patients are at the highest risk of SCD and, therefore, should be referred for more extensive testing and therapy. Conversely, it identifies patients at low risk who may be treated more conservatively, typically through drug therapy. The electrophysiologist is a cardiologist specializing in the electrical rhythm of the heart and, as such, their knowledge and opinion on the value of the PD2i Cardiac Analyzer is often solicited by the clinical cardiologist, the primary user of our test.

Diabetic Autonomic Neuropathy

The main target customer for our PD2i Analyzer for DAN is the internist, family practitioner and endocrinologists who typically have a large number of diabetic patients. They prescribe and administer most diagnostic tests either in their office or as an outpatient procedure at the hospital. Our PD2i Analyzer is a non-invasive tool used to identify which of their patients have autonomic neuropathy and should be managed medically to minimize the destructive effects of such neuropathy on many organs contained in the body.

Reimbursement

PD2i Cardiac Analyzer — Sudden Cardiac Death

Reimbursement to healthcare providers by third party insurers is critical to the long-term success of our efforts to make the PD2i Cardiac Analyzer the standard of care for patients at risk of ventricular tachyarrhythmia or sudden death. Towards that end, we will have to establish (with the American Medical Association) a Current Procedural Terminology Code, known as a CPT code, which would be used by healthcare providers for filing for reimbursement for the performance of a PD2i Cardiac Analyzer Test. This code, if established, may be used alone, or in conjunction with other diagnostic cardiovascular tests. This unique CPT code provides a uniform language used by healthcare providers to describe medical services but does not guarantee payment for the test. Coding is used to communicate to third party insurers about services that have been performed for billing purposes and can affect both the coverage decision and amount paid by third party insurers. The establishment of a CPT code can take as long as two years and the establishment of a specific code for the PD2i Cardiac Analyzer may not be assured.

Once a CPT code has been obtained, the appropriate levels of reimbursement for that code have to be established by the Center for Medicare and Medicaid Services, as well as third-party insurance carriers. Until such reimbursement levels are established, it may be difficult for physicians to bill for the performance of our test which will affect our ability to generate revenues from the PD2i Cardiac Analyzer.

PD2i Analyzer — DAN

CPT codes exist for the PD2i Analyzer with respect to diabetic autonomic neuropathy and reimbursement levels currently exist and are being utilized by physicians. Accordingly, after the

DANCE study is completed, the appropriate amendments to the existing 510(k) application are submitted, and FDA approval is received, it is anticipated that reimbursement for this diagnostic test can be obtained from insurance companies, Medicare and Medicaid.

Competition

Sudden Cardiac Death

Noninvasive diagnostic tools for SCD are relatively new in the cardiac diagnostic field, thus the current market competition for this type of product is limited. The major direct competitor of the PD2i Analyzer is Cambridge Heart, Inc. (“Cambridge Heart”). According to their filings with the SEC, Cambridge Heart has several products, including the Heartwave System, CH 2000 Cardiac Stress Test System, and Micro-V Alternans Sensors. All of their products have received 510(k) clearance from the FDA for sale in the United States. They have also received the CE mark for sale in Europe and have been approved for sale by the Japanese Ministry of Health, Labor and Welfare. These products have been sold since 2000.

We believe our PD2i Cardiac Analyzer delivers a more accurate prediction of SCD, is substantially less expensive and is a procedure that is more patient friendly than the CH 2000 Cardiac Stress Test System.

The key disadvantages of the Cambridge Heart products vs. our product are that (i) they require a stress test to capture the T-wave alternans, (ii) the stress test itself is not without risk; it could induce cardiac arrest, (iii) the procedure requires costly electrodes for which the physicians are not separately reimbursed, and (iv) most importantly, the procedure cannot be performed on patients exhibiting ectopic or irregular heartbeats or taking beta-blockers used to treat coronary artery disease.

The key competitive advantages of the PD2i Cardiac Analyzer vs. the Cambridge Heart products are that it (i) avoids risks associated with a cardiac stress test, (ii) can be performed on a resting patient in any environment, (iii) can be performed without specialized equipment, (iv) costly electrodes are not required, (v) PD2i is not derailed by ectopic or irregular heartbeats, (vi) PD2i is not affected by common cardiac drugs, and (vii) there is no significant up-front equipment cost to the physician.

PD2i Analyzer — DAN

The PD2i Analyzer for DAN generates a highly reproducible, sensitive and specific test result from a passive and resting patient. The results are easily interpreted against a device-specific normal range. All computations of results are automated and computerized. Quality assurance of the integrity of the results obtained comes from the fact that the algorithm used for the HRV analysis is not affected by irregularities in heart rhythm or intrinsic heart disease. For patients with diabetes, this is of importance since heart disease is a co-morbidity of diabetes. The PD2i Analyzer also provides a “noise”-filtering and “noise”-correcting feature that further ensures the quality of its measurements.

The PD2i Analyzer will be well priced in the marketplace. Competitive devices, such as the Ansar Group Inc.’s ANX 3.0 System, for the evaluation of autonomic neuropathy dysfunction, cost between $5,000 and $20,000. At our expected price of approximately $2,000 per unit and $20 per test, the PD2i Analyzer will offer clinicians an affordable product with the technical flexibility for integrating the PD2i Algorithm into a pre-existing ECG monitor.

Manufacturing

We anticipate that we will not manufacture any of our products at any time. We expect our products to be manufactured by parties.

Drug Discovery Platform (Therapeutic Products)

The mission of our drug discovery platform is to focus on the pre-clinical and early clinical development of products for the treatment of an array of human diseases such as cerebral ischemia

(stroke), cardiac ischemia, kidney failure, organ transplantation and preservation, hypertension, obesity, and thrombolytic diseases. At the present time, our drug discovery platform is not active. Since 2003 to conserve cash and to focus on the FDA approval of the PD2i Analyzer, we have halted all research related to our drug platform.

We anticipate that our products will use specific naturally occurring peptides and proteins derived from “state-dependent” physiologies. When we refer to state-dependent physiologies we are discussing the naturally occurring process under which certain mammals engage in “altered physiologic states” such as hibernation, REM sleep and pregnancy. During these altered physiologic states, these mammals produce a variety of bioactive molecules. We believe that it is these molecules that lead to the altered physiological states such as blood pressure reduction, loss of appetite and thirst, diminished cancerous cell growth and reproduction, urea recycling and tissue and organ preservation.

Our initial drug discovery efforts related to those state-dependent peptides and proteins released during hibernation. Hibernation is a complex grouping of individual physiologies that are spread out over time. Cessation of appetite occurs many weeks before the animal goes into the sleep-like state in which blood pressure and metabolism are reduced. It is the separate and specific individual physiologies that are of interest to us for pharmaceutical development, not the complex event of hibernation itself. It has been demonstrated, for example, that blood-pressure elevations can be reduced to normal in awake, non-hibernating animals without inducing all of the other hibernation-related physiologies (i.e., appetite suppression). We believe that similar results can be achieved with other physiologies.

We developed a strategy which we believe will enable us to isolate the naturally occurring, state- dependent, nontoxic, bioactive molecules that are produced during hibernation of certain mammals, such as the woodchuck. We anticipate using these molecules, as well as their derivatives, to treat major human diseases such as stroke and cardiac ischemia. Through the execution of this strategy in 2000-2003, we identified the amino acid sequence of several peptides discovered in the blood of hibernating mammals (some of which are also found in humans), which have been successfully tested for efficacy in pre-clinical animal studies of cerebral ischemia. This animal model replicates human stroke. These ischemia-preventing molecules have also been shown to be nontoxic in animal toxicology studies.

We also conducted a pre-IND briefing meeting with the FDA in March 2003 to develop the Clinical Development Plan for the Company’s lead stroke compound as part of the Investigational New Drug (IND) process. We filed our United States Utility and Foreign Patent Application in February 2003. The United States Patent and Trademark Office (the “PTO”) has advised us through patent counsel that certain important claims relating to the drug discovery platform (the “Anti-infarction patent”) and its applicability for stroke would be allowed, thus permitting the issuance of one or more patents.

Background of Cerebral and Cardiac Ischemia

Stroke.  Stroke is the United States’ third leading cause of death, killing nearly 160,000 Americans every year. Every year approximately 750,000 Americans have a new or recurrent stroke. Strokes currently are classified as either hemorrhagic or ischemic. Acute ischemic stroke is caused by thrombosis or embolism and accounts for 80% of all strokes.

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

Without prompt medical treatment, the larger area of brain cells, called the penumbra, will die. Given the rapid pace of the ischemic cascade, the “window of opportunity” for interventional treatment is about six hours. Beyond this window, reestablishment of blood flow and administration of neuroprotective agents may fail to help and can potentially cause further damage. Within the last decade, researchers have learned exactly why brain cells die during stroke. Most strokes culminate in a core area of cell death (infarction) in which blood flow is so drastically reduced that the cells usually cannot recover. This threshold seems to occur when cerebral blood flow is 20 percent of normal or less. Without neuroprotective agents, nerve cells facing 80 to 100 percent ischemia will be irreversibly damaged within a few minutes. Surrounding the ischemic core is another area of tissue called the “ischemic penumbra” or “transitional zone” in which cerebral blood flow is between 20 and 50 percent of normal. Cells in this area are endangered, but not yet irreversibly damaged.

Heart Attack and Arrhythmic Death.  According to the American Heart Association, heart attack is the number one killer in the United States, larger than stroke and cancer combined. Heart attack, like stroke, is caused by ischemia (i.e., loss or reduction of blood flow) and it is often associated with fatal cardiac arrhythmias. Approximately 450,000 Americans die suddenly and unexpectedly each year of fatal cardiac arrhythmias. Myocardial ischemia, however, only accounts for about half the arrhythmic deaths. The other victims do not have significant cardiovascular disease or any evidence of severe myocardial ischemia. Animal studies support the separation of ischemic injury from arrhythmic death and demonstrate that specific cerebral systems project neural activities to the heart that are both necessary and sufficient to elicit lethal arrhythmias. Coronary occlusion per se is neither necessary nor sufficient and therefore cannot be the direct cause.

Regulatory Approval Process

Since 2003, to conserve cash and to focus on the FDA approval of the PD2i Analyzer, we have halted all research related to our drug platform. As of December 31, 2008, we are still in the pre-clinical testing phase with respect to our drug discovery platform and are awaiting patent issuance and sufficient funding to enable us to continue development.

Patent and Proprietary Rights

As of March 30, 2009 we have four issued United States patents, three patents issued by foreign countries (South Africa, Eurasia and New Zealand) and two United States pending patent applications relating to our PD2i Technology. We also have two foreign patents issued (Eurasia and South Africa) and one United States pending patent application relating to our drug discovery program. Our issued patents expire in 2024. In addition, we currently have 31 foreign pending patent applications. We have filed patents with Australia, Brazil, Canada, China (Peoples Republic), European Patent Office, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, South Africa, South Korea, Taiwan, and Thailand. We have also filed patents pursuant to the Eurasian Patent Convention and the Patent Cooperation Treaty.

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

As of March 30, 2009 we have one United States pending patent application relating to our drug discovery platform, which is as follows: Anti-Infarction Molecules. Patent applied for December 11, 2003. Number 20030228371.

Trademarks

We pursue and maintain trademark protection in the United States and worldwide. As of March 1, 2009 we have two United States registered trademark for PD2i to be used on our products.

Research and Development

Our research and development expenses for 2007 and 2008 were approximately $758,000 and $993,000, respectively. These research and development expenses included, but were not limited to, chemicals, laboratory supplies, sponsored research activities and salary and fringe benefit costs for employees who were engaged in research, development, clinical and regulatory activities. In addition, all clinical trial costs, clinical and regulatory consulting and contract manufacturing costs are included.

Employees

As of March 1, 2009 we employed 7 individuals, and engaged the services of several consultants. All of our employees are leased under a Professional Employer Organization (PEO) arrangement pursuant to a Service Agreement with ALDA & Associates International, Inc., a consulting company owned and controlled by David Fater, our Chief Executive and Financial Officer. Of our employees, four are engaged in executive, administrative, business development and intellectual property functions, and three are engaged in research and development and clinical/regulatory activities. We anticipate that we will need to recruit additional personnel to manage our expanded research, product and clinical development programs, our marketing plans and to pursue our business strategy.

Risk Factors

Risks Related To Our Operations

We have incurred significant operating losses since our inception that raise doubts about our ability to continue as a going concern, and if we do not achieve profitability we may be forced to cease operations.

We have a history of operating losses and have incurred losses every quarter. We are a developmental stage company that is still in the process of developing new and unproved technologies. We have incurred significant net losses since our inception, including net losses of approximately $7.3 million in 2002, $9.2 million in 2003, $3.4 million in 2004, $4.2 million in 2005, $4.6 million in 2006, $6.1 million in 2007 and $6.7 million in 2008. As of December 31, 2008, we had an accumulated deficit of approximately $47.3 million. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability. Based on funds available to us as of December 31, 2008 our independent auditors expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds. In this regard, see Note 2 to our audited consolidated financial statements included in this Annual Report. If we are unable to successfully implement our strategy or develop commercially successful products, we will not generate revenues and achieve profitability and may be forced to cease operations.

We are a development stage company and we may be unable to successfully commercialize any products.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies engaged in the development and commercialization of new technologies,

particularly companies targeting markets characterized by complex regulatory issues. In particular, medical devices, such as the PD2i Analyzer require CPT codes and agreed-upon reimbursement levels for each medical indication in order to achieve wide physician use, which is expected to drive significant revenue. However, there is uncertainty in predicting the time period required to obtain these goals. We may not be successful in addressing any or all of the risks during this period which would impede successful commercialization of our products, and we may not generate revenues or achieve or ever sustain significant profitability. The failure to address one or more of these risks and successfully implement our strategy could have a material adverse effect on our financial condition or results of operations. Our limited operating history in such new product areas make the prediction of future results of operations extremely difficult.

We have never generated, and we may never generate, positive operating cash flow.

Our business operations do not generate positive cash flow and we do not currently receive revenues from other sources, such as licensing fees, revenues from grants or consulting fees. Depending upon the extent of revenue derived from these sources, if any, we may not be able to generate sufficient cash flow from operations until we fully commercialize our PD2i products, which requires us to (i) obtain marketing clearance from the FDA for a P2Di product for a specific use, (ii) obtain a CPT code for the use of the PD2i product, (iii) obtain acceptable reimbursement levels from Medicare, Medicaid and private insurers, and (iv) market and sell our product to the medical community. We cannot predict or guarantee when our products will generate sufficient revenue to achieve profitability. Until then we must generate cash from other sources, including sales of equity or debt securities.

Our cash position is very low relative to our anticipated cash needs.

As of March 30, 2009 we had a cash balance of approximately $200,000. This is substantially less than our projected short-term and long-term cash needs (including fixed costs and projected future costs). There can be no guaranty that we can raise additional funds from sales of our equity or debt securities on terms that are acceptable to us or otherwise generate sufficient revenue to maintain our operations. Our inability to obtain such funds would have a material adverse effect on the Company’s financial condition and operations.

We may be unable to obtain additional funds necessary to sustain our business on acceptable terms or at all, which would harm our business and may require us to significantly curtail or cease our operations.

We need substantial capital to fund our business operations and finance our working capital requirements. We have experienced significant negative cash flow from operations to date and expect to continue to experience significant negative cash flow in the future. We need additional funds to sustain and expand our research and development activities and our collaborative arrangements and commence our sales and marketing activities, particularly if a well-financed competitor emerges or if there is a shift in the type of technology that is developed. Adequate funds for these and other purposes on acceptable terms, whether through additional equity financing, debt financing or other sources, may not be available when needed on commercially reasonable terms or at all, or may result in significant dilution to existing stockholders. Our inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations and financial condition. If we are unable to raise additional funds, we will be forced to significantly curtail or cease our operations. Our ability to issue debt securities or to service any debt may also be limited by our inability to generate cash flow.

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

We continue to participate in clinical studies relating to our technologies, including establishing the predictive value of the PD2i Algorithm. Any clinical studies or trials which fail to demonstrate or call into question the efficiency, efficacy, or safety of our technologies, would have a material effect on the potential market demand for our products.

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if we were unable to recruit qualified managers and key personnel in the future.

Our success will depend to a significant extent on the skills and efforts of David H. Fater, Dr. Jerry M. Anchin, Dr. James Skinner, and Dr. Daniel Weiss, as well as the continued contributions of the members of our Scientific Advisory Board. We have entered into employment agreements with Mr. Fater, and Drs. Anchin, Skinner and Weiss. Nevertheless, employment agreements do not assure the services of such personnel. Despite employment and noncompetition agreements, our employees may voluntarily terminate their employment with us at any time. Our success also depends on our ability to attract and retain additional qualified employees in the future. Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, some of whom have greater financial and other resources than we do. In addition, we may incur significantly increased costs in order to attract and retain skilled employees. The loss of one or more key personnel could have a material adverse effect on us and our business.

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

Our Diagnostic Platform.  Our PD2i Analyzer received 510(k) marketing clearance from the FDA on December 29, 2008. We anticipate our other products can be marketed by submitting amendments to our original 510(k) application with the FDA. However, the results of our clinical trials may not provide sufficient evidence to allow the FDA to grant us marketing clearance pursuant to these amendments.

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

Our Drug Platform.  None of our drug product candidates have been approved by any governmental regulatory agency, including the FDA.

Our research, development, pre-clinical and, to the extent that we undertake the New Drug Application process (“NDA”) itself, clinical trial activities, are subject to an extensive regulatory approval process by the FDA. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain, and any regulatory approvals may contain limitations on the indicated usage of a drug, distribution restrictions or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we or our pharmaceutical licensees institute and follow a special risk management plan to monitor and manage potential safety issues, all of which may eliminate or reduce the drug’s market potential. Post-market evaluation of a product could result in marketing restrictions or withdrawal from the market.

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

If third-party contract research organizations do not perform in an acceptable and timely manner, our pre-clinical testing or clinical trials could be delayed or unsuccessful.

We do not have the ability to conduct all aspects of pre-clinical testing or clinical trials ourselves. We rely and will continue to rely on clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with pre-clinical testing or clinical trials. The failure of any of these vendors to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements, such as good clinical and laboratory practices, or pre-clinical testing or clinical trial protocols, could cause a delay or otherwise adversely affect our pre-clinical testing or clinical trials and, ultimately, the timely advancement of our development programs.

Risks Related to the Market for Our Products

Our ability to compete successfully and achieve future revenue will depend on our ability to protect our proprietary technology.

It is possible that no further patents will be issued for our potential applications and that any issued patent may not provide any competitive advantage to us or will be successfully challenged, invalidated or circumvented in the future. In addition, our competitors, many of which have substantial resources and have made significant investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

Patent applications in the United States are, in most cases, maintained in secrecy until patents issue. Publication of discoveries in the scientific or patent literature frequently occurs substantially later than the date on which the underlying discoveries were made.

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect in part through confidentiality and proprietary information agreements. However, our confidentiality or proprietary information agreements may be breached, and we may have inadequate remedies for such breach. In addition, our trade secrets may become known to or be independently developed by competitors.

Any future litigation over intellectual property rights would likely involve significant expense on our part and distract our management.

Our ability to compete successfully and achieve future revenue will depend in part on our ability to operate without infringing on the rights of others and our ability to enforce our own intellectual property rights. Litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, and results of operations.

Although there are no pending lawsuits against us regarding our technology or notices that we are infringing on intellectual property rights of others, litigation or infringement claims may arise in the future.

We enter into confidentiality and nondisclosure agreements with our key employees and limit access to and distribution of our proprietary information. Such measures may not provide adequate protection for our trade secrets or other proprietary information. In addition, our trade secrets or proprietary technology may become known or be independently developed by competitors. Our failure to protect our proprietary technology could have a material adverse effect on our business, financial condition and results of operations. Companies with significantly greater resources than us may compete with our technology platform.

The success of our various products will depend on our ability to obtain and maintain adequate levels of third-party reimbursement for our products.

Our ability to sell our various products will depend on our ability to obtain and maintain adequate levels of third-party reimbursement for use of this product by our customers. The amount of reimbursement in the United States that is available for clinical use of these products is expected to vary. In the United States, the cost of medical care is funded in substantial part by government insurance programs such as Medicare and Medicaid, and by private and corporate health care plans. Third-party payers may seek to deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payer, or is experimental, unnecessary or inappropriate. We do not know whether the use of these products will ever receive third-party reimbursement. Difficulties in obtaining reimbursement, or the inadequacy of the reimbursement obtained could materially decrease any demand for our products.

We have never sold, and we may never be able to sell, any of our products.

Products developed by us may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors including, the receipt and timing of regulatory approvals, and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of our products and their advantages over existing technologies, as well as approved reimbursement for physicians. We may be unable to successfully manufacture and market our products even if they perform successfully in the clinical applications. Furthermore, physicians and the medical community in general may not accept and utilize any products that we develop.

We will depend on third party manufacturers to produce our products and the unavailability of qualified manufacturers could restrict our ability to manufacture and sell products.

We do not manufacture our products and we anticipate that we will not manufacture any of our products at any time. Products will be manufactured by either unrelated parties or our strategic partners. We may be unable to locate a suitable manufacturer to produce our products, and even if one is found, we will be dependent upon its performance.

We will depend on third parties to market and sell our PD2i products

We do not plan on having a large sales staff and we intend to primarily enter into co-marketing, sales and/or licensing agreements with medical device, biotechnology and pharmaceutical companies to take advantage of their in-house expertise. Accordingly, we may become dependent on the efforts of others to obtain wide acceptance of our PD2i products. No assurances can be given that such parties will perform satisfactorily.

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

We may be sued for product liability.

We may be held liable if any product we develop or any product that is made with the use of any of our technologies causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. We currently have limited product liability insurance that may not fully cover our potential liabilities. If we attempt to obtain additional product liability insurance coverage, this additional insurance may be prohibitively expensive, or may not fully cover our potential liabilities. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborative partners. If we are sued for any injury caused by our products, our liability could exceed our total assets.

Risks Related to an Investment in Our Common Stock

The trading of our common stock on the OTCBB and the designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our securities, traded on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”), may be subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that exceeds $300,000 when combined with a spouse’s income). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop.

In addition the SEC has adopted a number of rules to regulate “penny stock” that restrict transactions involving these securities, including Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges, including the NASDAQ Stock Exchange) if current price and volume information with respect to transactions in such securities is provided by the Exchange. Because our common stock may constitute “penny stock” within the meaning of the rules, the rules would apply to us and to our securities. If our securities become subject to the penny stock rules, stockholders may find it more difficult to sell their securities.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although our management does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell substantial amounts of our common stock or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of February 28, 2009 we have outstanding 35,073,034 shares of common stock and we are required to issue an additional 20,177,748 shares upon (a) the exercise of outstanding options and warrants, and (ii) the conversion of Series A and Series B preferred stock and outstanding notes into shares of our common stock.

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

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership.

Our officers, directors and principal stockholders controlling approximately 25% of our outstanding common stock can exert significant influence over us and may make decisions that are not in the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 25% of our outstanding common stock. As a result, these stockholders will be able to affect the outcome of or exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company. This in turn could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Anti-takeover provisions may limit the ability of another party to acquire us, which could negatively affect our stock price.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. The combination of these provisions as well as Delaware law effectively inhibits a nonnegotiated merger or other business combination, which in turn could adversely affect the market price of our common stock. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Item 2.	Description of Property.

We have one leased facility, a corporate office in Boca Raton, Florida. Our corporate office is staffed by seven people devoted to corporate development, research and development, clinical affairs management and operations. Our corporate office is located at 2300 NW Corporate Boulevard, Suite 123, Boca Raton, Florida 33431.

Item 3.	Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol “VCRT.OB” since July 9, 2007. Prior to the third quarter of 2007, there was no established trading market for our common stock. The following table sets forth, for the periods since commencement of trading, the high and low bid prices for our common stock. The reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

	High	Low

Third Quarter 2007	$5.00	$1.00
Fourth Quarter 2007	$1.55	$0.99
First Quarter 2008	$1.49	$.052
Second Quarter 2008	$1.00	$.051
Third Quarter 2008	$0.71	$.025
Fourth Quarter 2008	$0.70	$0.25

On February 28, 2009 the closing sales price of our common stock as reported on the OTC Bulletin Board was $.80 per share. As of February 28, 2009 there were 565 record holders of our common stock. Our transfer agent is Corporate Stock Transfer of Denver, Co.

Dividends

We have never paid dividends on our common stock. We intend to retain our future earnings to re-invest in our ongoing business.

Recent Sales of Unregistered Securities

As compensation for providing standby collateral in connection with the Colonial Bank loans, in the three months ended December 31, 2008, Mr. Fater received 3,276 shares of our common stock.

In April 2008, $330,000 of the 2004 Notes were converted into 412,500 shares of our Series B Junior Convertible Preferred Stock at $0.80 per share. Noncash interest expense for the debt conversion of $324,000 was recognized. Two individuals holding $260,000 of notes have agreed to extend the maturity dates on a month-by-month basis.

In April 2008, we issued 23,438 shares of our common stock to an employee to satisfy accrued salary of $15,000. On April 30, 2008, we repaid $300,000 principal of 15% Notes for $50,000 cash and issued 600,000 shares of common stock.

In June 2008, we granted options to purchase 42,500 shares of our common stock to several employees with an exercise price of $0.55, the fair market value at date of grant. In September 2008, we converted a $100,000 account payable to an unsecured 10% promissory note due in September 2009.

In August 2008, we issued 31,250 shares of Series B Preferred Stock valued at $0.80 per share plus 31,250 warrants to purchase shares of common stock expiring in five years and having an exercise price of $1.00 per share to satisfy an outstanding payable of $25,000.

In the period from October 1, 2008 through November 13, 2008, we issued 1,225,000 shares of common stock in exchange for (a) conversion of $200,000 principal amount of 12% Convertible Bridge Promissory Notes, (b) conversion of $100,000 principal amount of 15% Promissory Notes and (c) $303,750 of cash proceeds. The remaining $100,000 principal amount 15% Promissory Note had its maturity date extended through October 31, 2009 in exchange for 25,000 shares of our common stock.

On November 18, 2008, we issued 10,000 shares of our common stock and 600,000 warrants to three consultants. These warrants are immediately exercisable at $0.01 per share and are for a term of five years from the date of issuance.

On October 31, 2008, a holder of a 15% note originally due on October 31, 2008 agreed to extend its note for an additional year in exchange for 25,000 shares of our common stock.

On December 23, 2008, we issued an aggregate of 51,875 shares of our common stock and warrants to purchase 68,750 shares of our common stock to the thirteen members of our Scientific Advisory Board, who are not employees of the Company. The warrants are immediately exercisable at $0.01 per share and have a five year term.

On December 23, 2008, we issued 29,100 shares of our common stock to a consultant.

These securities were issued in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale

Item 6.	Management’s Discussion and Analysis or Plan of Operations.

The following Management’s Discussion and Analysis or Plan of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and related notes contained in Item 7 of this Annual Report Form 10-K. The following MD&A or Plan of Operations includes the following sections:

•	Plan of Operation

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Going Concern

•	Off Balance Sheet Arrangements

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Risk Factors” on pages 12 through 19 for important information to consider when evaluating such statements. You should read this MD&A in conjunction with the Company’s financial statements and related notes included in Item 7.

Plan of Operations

As a development-stage enterprise, we have no revenues. However, as a result of receiving FDA clearance on our first product on December 29, 2008, we expect revenues to commence in 2009. We obtained Phase I and II Small Business Innovation Research (“SBIR”) Grants in 2003-2005 amounting to a total of $850,000. The funds were utilized to develop software for the Analyzer ($100,000) and to conduct a study of 600 patients with chest pain presenting at emergency rooms in six tertiary care facilities. The aim of the grant was to test and establish “good medical practice” through wide experimental use of the Analyzer at different emergency room sites with high risk patients. Follow up for these patients has been completed, and the results have been published. We treated the funds received for this grant as revenues in our consolidated financial statements.

At December 31, 2008 our cash balance was $182,000. During 2008 we received $2,116,000 from the sale of the Series B Convertible Preferred Stock and $304,000 from the sale of common stock. In the first three months of 2009, we received $388,000 from the sale of Series B Convertible Preferred Stock and common stock. In March 2009, we completed a bridge financing for $200,000. We are in the process of obtaining additional financing and anticipate closing such financing in April 2009.

Our plan of operations consists of:

1.	Developing a private-label PD2i Analyzer ECG with an original equipment manufacturer. During the first half of 2009, we plan on introducing and selling the PD2i Analyzer ECG to the several hundred physicians who are affiliated with Vicor through the National Cardiac Panel or as shareholders.

2.	Completing a clinical trial at the University of Mississippi Medical Center to establish the Analyzer’s ability to diagnose Diabetic Autonomic Neuropathy (“DAN”). The trial, Diabetic Autonomic Neuropathy Complexity Evaluation (“DANCE”) has a primary objective of evaluating the sensitivity and specificity of the PD2i Analyzer in assessing the presence and severity of Diabetic Autonomic Neuropathy. The trial is expected to be completed by the end of the second quarter of 2009.

3.	Completing research under the Research and Development Agreement with the US Army to explore ways to assess the severity of injury and probability of survival of critically injured combat casualties and critically ill civilian patients. US Army medical personnel in conjunction with Vicor personnel will test Vicor’s PD2i Algorithm in several diverse cohorts of animal data as well as in human trauma, ICU patients and combat casualties. It is our mutual expectation that deterioration in status due to trauma and/or hemorrhage will lead to dimensional reductions reflected by the PD2i. The clinical data generated in conjunction with the US Army will be used in an amendment to our 510(k) in the second quarter of 2009 with the FDA for marketing clearance of the PD2i-VS in military and civilian trauma and emergency response applications.

4.	Completing the PD2i analysis of data with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona collected for the Merte Subita en Insufficiencia Cardiaca application (MUSIC) Trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure” The data will be used by the PD2i Cardiac Analyzer to retrospectively identify those patients who suffered a SCD during the Trial. In the 651 congestive heart failure patients who participated in the MUSIC Trial, 52 actually died from SCD. This analysis should be completed in the second quarter of 2009 and should yield a dataset sufficient to support an immediate amendment to our existing 510(k) application in the second/third quarter of 2009 to include a claim for SCD.

5.	Securing CE Mark clearance in Europe for the PD2i Analyzer, PD2i-VS and PD2i Cardiac Analyzer which should permit the generation of revenues later in 2009.

6.	Maintaining the Company’s selling, general and administrative expenses at approximately $200,000 — $250,000 per month.

However, we cannot assure that we will be successful in raising additional capital. Further, we cannot assure, assuming that we raise additional funds, that we will achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Critical Accounting Policies and Estimates

The following are deemed to be the most significant accounting policies affecting the Company and our results of operations:

Research and Development Costs

Research and development expenditures include payments to collaborative research partners. Research and development costs are comprised of costs incurred in performing research and development activities, including wages and associated employee benefits, facilities and overhead costs. All such expenditures and costs are expensed as incurred.

Intellectual Property

Intellectual property consists of patents and other proprietary technology, is stated at cost and is amortized on a straight-line basis over the economic estimated useful lives of the assets. Costs and expenses incurred in creating intellectual property are expensed as incurred. The cost of purchased intellectual property is capitalized. Software development costs are expensed as incurred.

Revenue Recognition

Revenue will be recognized when products are shipped and services are rendered. We obtained Phase I and II SBIR Grants in 2003-2006 amounting to a total of $850,000. We have treated the funds received for these Grants as revenues in our consolidated financial statements and recorded costs when incurred to perform such research and development activities.

Accounting for Stock-Based Compensation

We have recorded equity-based compensation expense for employees and nonemployees in accordance with the fair-value provisions of SFAS 123R, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.

Equity Based Compensation

The Company grants stock purchase warrants to independent consultants, contractors and note holders and values these warrants using the fair-value provisions of SFAS 123R.

Results of Operations

The following table sets forth the amounts of expenses and percentages of total represented by certain items reflected in the Company’s consolidated statements of operations for each of the years ended December 31, 2007 and 2008 and Inception to December 31, 2008.

	Years Ended				Inception to Years Ended
	December 31,				December 31,
	2007		2008		2008

Revenues	$12,000	0.2%	$0	0.0%	$844,000	1.8%

Operating expenses:
Research and development	758,000	12.5%	993,000	14.8%	14,063,000	30.4%
Selling, general and administrative expenses	3,065,000	50.4%	2,433,000	36.2%	25,107,000	54.4%
Depreciation and Amortization	43,000	0.7%	41,000	0.6%	282,000	0.6%
Interest Expense	2,214,000	36.4%	3,260,000	48.4%	6,742,000	14.6%

Total operating expenses	6,080,000	100.0%	6,727,000	100.0%	46,194,000	100.0%

Loss before dividend	(6,068,000)	−99.8%	(6,727,000)	−100.0%	(45,350,000)	−98.2%
Dividend related to Series A and B preferred stock	(51,000)	−0.8%	(246,000)	−3.6%	(297,000)	−0.6%
Value of warrants issued in connection with sales of Series B preferred stock	(0)	0.0%	(1,536,000)	−22.8%	(1,536,000)	−3.3%

Net loss applicable to common stock	$(6,119,000)	−100.6%	$(8,509,000)	−126.4%	$(47,320,000)	−102.4%

Year Ending December 31, 2008 Compared to December 31, 2007

Research and Development

For the year ended December 31, 2008 research and development costs amounted to $993,000, or 14.8% of total expenses, compared to $758,000, or 12.5% of total expenses, for the year ended December 31, 2007. The increase in expenses was primarily attributable to an increase in VITAL Trial costs and an increase in research personnel. In March 2009 the Company suspended further enrollment in the VITAL Trial and commenced a collaboration with the University of Rochester for data analysis of the MUSIC Trial data for SCD. This collaboration should cost less than $250,000 and be completed in the second quarter of 2009. Other trials being conducted by the Company in 2009 should cost between $250,000 and $750,000.

Selling, General and Administrative

For the year ended December 31, 2008 selling, general and administrative costs amounted to $2,433,000, or 36.2% of total expenses, compared to $3,065,000, or 50.4% of total expenses, for the year ended December 31, 2007. For the year ended December 31, 2008 the decrease in total selling, general and administrative costs was principally related to the costs incurred in connection with the 2007 merger that did not recur in 2008.

Interest Expense

For the year ended December 31, 2008 interest costs amounted to $3,260,000, or 48.5% of total expenses, compared to $2,214,000 or 36.4% of total expenses, for the year ended December 31, 2007. For the year ended December 31, 2008 the increase of $1,046,000 is substantially all due to the increased level of indebtedness in 2008 including the expensing of beneficial conversion features of the Series B preferred stock and the conversion of notes to common stock and Series B preferred stock.

Liquidity and Capital Resources

As a development-stage company, we have no revenues and are continually raising capital with which to execute our business plan and commercialize our products. Please see the discussions contained in “Plan of Operations and Going Concern.”

Going Concern

We have prepared our financial statements for the years ended December 31, 2007 and 2008 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $6,727,000 the year ended December 31, 2008 and had an accumulated deficit of $47,320,000 at December 31, 2008. We expect to incur substantial expenditures to further the commercial development of our products. Our working capital at December 31, 2008 will not be sufficient to meet such objectives. Management recognizes that the Company must generate additional cash to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of the Company’s products as well as other business transactions to assure continuation of Vicor’s development and operations.

We have raised approximately $18,000,000 since our inception in 2000 in a series of private placements of our common stock, convertible preferred stock and convertible notes to accredited investors, a large portion of which were physicians.

Holders of the Company’s Series A and B Convertible Cumulative Preferred Stock will be entitled to cumulative cash dividends at an annual rate of 8% ($0.26 and $0.06 per share, respectively). Dividends will accrue and compound annually until paid in full, or, at the option of the Holders, converted into additional Preferred Stock.

At December 31, 2008 we had a working capital deficiency of $2,238,000 and $182,000 in cash. Our working capital is not sufficient to meet our objectives. Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity and debt securities.

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

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	liquidity or market risk support to such entity for such assets;

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the Company where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with the Company.

Item 7.	Financial Statements.

Our Financial Statements are contained on pages F-2 to F-24 of this Annual Report and are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8A(T).	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by or under the supervision of our Chief Executive Officer and our Chief Accounting Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting as of December 31, 2008 was conducted on the basis of the framework in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The following table sets forth the names, positions and ages of our current executive officers and directors. Class I directors serve until the 2011 annual meeting of stockholders or until their successors are elected and qualified. Class II directors serve until the 2010 annual meeting of stockholders or until their successors are elected and qualified. Class III directors serve until the 2009 annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position

David H. Fater	62	President, Chief Executive and Chief Financial Officer; Class I Director
Thomas J. Bohannon	64	Chief Accounting Officer
James E. Skinner, Ph.D.	67	Vice President and Director of Grant Research; Class I Director
Jerry M. Anchin, Ph.D.	48	Vice President and Director of Research and Development; Class II Director
Daniel N. Weiss, M.D., F.A.C.C.	46	Chief Medical Officer
Edward Wiesmeier, M.D.	70	Class III Director
Frederick M. Hudson	63	Class II Director
Joseph A. Franchetti	69	Class III Director

David H. Fater joined us as President, Chief Executive, Chief Financial Officer, and Director in June 2002. Mr. Fater was the founder and from January 1993 through the present, has been the Chief executive officer of ALDA & Associates International, Inc., a business and financial consulting firm specializing in healthcare and life sciences. Prior to his founding ALDA, Mr. Fater served as a senior executive with three public health care companies, including two in which he led the initial public offering process (BMJ Medical Management, Inc. and Community Care of America) and one which he led to a NYSE listing and a $1 billion market capitalization (Coastal Physician Group, Inc.). Mr. Fater was employed by Coastal Physician Group from January 1993 to June 1995; Community Care of America from July 1995 to December 1996; and BMJ Medical from January 1997 to July 1999. From June 2000 through July 2001 Mr. Fater was the chief financial officer of Vector Medical Technologies, Inc. Prior to his corporate experience, Mr. Fater was a key international business advisor to senior management and boards of directors as a senior international partner during a 24-year career with Ernst & Young from January 1969 to December 1992. He also has extensive experience with numerous mergers and acquisition transactions. He holds a B.S. in Accounting from the University of North Carolina. He is a Certified Public Accountant in Georgia, Illinois, North Carolina and New York.

Thomas J. Bohannon was appointed to serve as the Chief Accounting Officer of the Company effective as of December 28, 2008. Mr. Bohannon has been in the accounting and financial field for more than 40 years. Mr. Bohannon worked as a senior manager at Ernst & Young in Atlanta from 1968 until 1978 where he specialized in financial and SEC reporting before becoming the partner in charge of audit and review services for Pappadakis, Nelson & Bohannon from 1978-1991. Since 1992, he has focused on his own consulting practice, serving as the financial officer for a variety of companies in the Southeast United States.

James E. Skinner, Ph.D., has been our Vice President, Director of Grant Research and a Director since August 2000. Dr. Skinner was our President from August 2000 through July 2002. Dr. Skinner has experience both as a scientist and manager of large research and development projects. From December 1969 to February 1993 Dr. Skinner was a Professor at Baylor College of Medicine in

Houston, where he was the recipient of many research grants from the National Institutes of Health. During his tenure at Baylor College of Medicine, he was the principal investigator of a Program Project Grant that operated five laboratories and three core facilities. From March 1993 to July 1997 Dr. Skinner was the Associate Director of the Totts Gap Medical Research Laboratories, Inc. In August 1997 he founded the Delaware Water Gap Science Institute, a nonprofit medical research organization devoted to the development of medical devices and pharmaceuticals, and has served as its director since its inception. Dr. Skinner is a graduate of Pomona College and received his Ph.D. from the University of California at Los Angeles.

Jerry M. Anchin, Ph.D., has been our Vice President and Director of Research and Development since October 2000 and a Director since September 2003. Dr. Anchin has extensive experience in the biotechnology business sector. He has been actively involved in the fields of immunology, molecular biology, drug discovery and protein chemistry since 1978. Dr. Anchin worked in biotechnology at International Immunoassay Labs from September 1981 to July 1988 as head of assay development and manufacturing, where he was instrumental in designing a novel assay for the detection of the protein creatine kinase that is released as a result of acute myocardial infarction. He received two patents for his work in this area. Dr. Anchin then worked for Immuno Pharmaceuticals from August 1993 to February 1996 and Prism Pharmaceuticals from February 1996 to June 1998. Dr. Anchin was employed by Ciblex Pharmaceuticals from June 1998 through August 2000, where he became group leader of the drug discovery program involving novel small molecules that will be entering clinical trials for the prevention of asthma. He has been granted five patents in the field of immunoassay and drug discovery and has four patents pending. Dr. Anchin holds a B.A. in Cell Biology from University of California at Santa Barbara and received his Ph.D. in Immunology from Texas A&M University.

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

Edward Wiesmeier, M.D., has been a Director since October 2004. From 1989-2006 Dr. Wiesmeier was a Clinical Professor of Obstetrics and Gynecology and Assistant Vice Chancellor for Student Development and Health at the UCLA School of Medicine. From 2008 to the present, he has been a volunteer clinical professor of reproductive medicine at the University of California at San Diego. He serves as Chairman of our Scientific Advisory Board and Chair of the Compensation Committee.

Frederick M. Hudson has served as a Director since July 2008. Mr. Hudson retired as a partner in charge of the health care audit practice for the Washington-Baltimore business unit of the accounting firm of KPMG, LLP on January 1, 2006 after a 37-year career with the firm. He is a graduate of Loyola College and currently serves in a board capacity with the Board of Financial Administration of the Catholic Archdiocese of Baltimore, Board of Sponsors, Loyola College Sellinger School of Business and Management and the Board of Trustees of the Maryland Historical Society. He chairs the audit committee of the board of directors of Paradigm Management Services LLC (a provider of catastrophic care services), Woodhaven Holding Corporation, d/b/a Remedi Health Services. (an institutional pharmacy service provider) and is a member of the audit and finance committee of the board of directors for GBMC Healthcare, Inc and its affiliate, the Greater Baltimore Medical Center.

Joseph C. Franchetti has served as a Director since July 2008. He is a consultant, director and advisor to several health care/medical device companies in the cardiology/cardiovascular and life sciences arenas, including start-up companies. He now serves as vice -chairman of CVAC Health

Systems Inc. and was president and CEO of Colin Medical Instruments Corp. (now Omron), a Japanese-owned worldwide leader for noninvasive blood pressure and physiological / vital signs monitoring and diagnosis. His executive experience also includes being co-founder and CEO of Bio-Chem Laboratory Systems Inc. and a corporate and international vice-president and general manager for Technicon (now Siemens) and Narco Scientific (now Respirionics). He is a graduate of the Wharton School of the University of Pennsylvania and a trustee emeritus of Southwest Research Institute of Texas, and a commissioned US Army Infantry Officer.

Independent Directors

The Board of Directors has determined that the following three individuals currently serving are independent as that term is defined in Rule 4200(a)(15) of the NASDAQ Stock Exchange (“NASDAQ”) listing standards: Dr. Wiesmeier, Mr. Hudson and Mr. Franchetti.

Director Compensation

On June 25, 2008, the Board approved a compensation package for non-employee Directors providing a combination of cash and stock awards for their service to the Company. Each non-employee Director will receive a basic annual retainer of $24,000, paid quarterly in shares of our common stock. The Director serving as the Chairman of the Audit Committee will receive an annual fee of $12,000 and the Director serving as Chairman of the Compensation Committee will receive an annual fee of $6,000 for the additional duties as Chairmen of these committees. Such fees will be paid quarterly in shares of the Company’s common stock. Non-employee Directors will receive cash fees of $1,000 per meeting (paid in shares of the Company’s common stock) not to exceed six Board meetings per year and four Audit Committee meetings per year. Each non-employee Director will also receive an annual grant of 100,00 stock options. The options will be exercised at the fair market value of the Company’s common stock on the date of grant and will be for a term of up to ten years. The options will vest monthly on a pro-rata basis over a twenty four month period.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our non-employee Directors in 2008. We do not provide any compensation to our Directors who also are serve as executive officers of the Company.

	Fees Earned or
Name	Paid in Cash	Stock Options(1)	Stock Award(2)	Total

Edward Wiesmeier	—	$53,000	$18,000	$71,000
Frederick Hudson	—	$53,000	$21,000	$74,000
Joseph Franchetti	—	$53,000	$15,000	$68,000

(1)	Represents a grant of 100,000 options that was made to each of our directors on July 25, 2008 under our 2008 Plan. Amounts shown in this column do not reflect compensation actually received by the Director nor do they reflect the actual value that will be recognized by the Director. Instead the amounts reflect the compensation cost recognized by us in fiscal 2008 for financial statement reporting purposes in accordance with SFAS 123R. For information regarding the assumptions made in calculating the amount reflected in this column, see Footnotes 3 and 7 in our audited financial statements for the year ended December 31, 2008.

(2)	Represents the annual retainer for our directors, fees for serving as a chairperson of the Audit or Compensation Committee and meeting fees which were paid in shares of the Company’s common stock. Amounts shown in this column do not reflect compensation actually received by the Director nor do they reflect the actual value that will be recognized by the Director. Instead the amounts reflect the compensation cost recognized by us in fiscal 2008 for financial statement reporting purposes in accordance with the Black-Scholes method. For information regarding the assumptions made in calculating the amount reflected in this column, see Footnotes 3 and 7 in our audited financial statements for the year ended December 31, 2008.

Board Committees

During the year ended December 31, 2008, we had two standing committees: an Audit Committee and a Compensation Committee.

Audit Committee

Our Board has a separately-designated standing Audit Committee consisting of Mr. Hudson, the Chairman, and Mr. Franchetti and Dr. Wiesmeier. Our Board has determined that Mr. Hudson is an “audit committee financial expert,” as that term is defined in Item 401(e)(2) of Regulation S-K.

The Audit Committee reviews, with our independent accountants, our annual and quarterly financial statements prior to publication, and reviews the work of, and approves non-audit services performed by, such independent accountants. Our Audit Committee appoints the independent accountants for the ensuing year.

Compensation Committee

Our Board has a Compensation Committee consisting of Dr. Wiesmeier, the Chairman, and Mr. Hudson and Mr. Franchetti. The Compensation Committee considers and recommends payroll expenditures, salaries, stock options, stock incentive and bonus proposals for our executive officers.

Nominating Committee

Our Board does not have a nominating committee. The entire Board makes the selection of nominees for our board. At the present time, we do not believe that maintaining a nominating committee would lead to the identification of a broader pool of candidates eligible and willing to serve as Directors of the Company.

SCIENTIFIC ADVISORY BOARD

The Company has assembled a Scientific Advisory Board that enables it to access some of the brightest minds in the life sciences arena. Members, in addition to Drs. Anchin, Skinner and Weiss, include:

•	Edward Wiesmeier, M.D., Recently retired Clinical Professor, Obstetrics & Gynecology, UCLA School of Medicine and Assistant Vice Chancellor, serves as Chairperson of the Board.

•	Mark E. Josephson, M.D., Chief of Cardiology at Beth Israel Deaconess Medical Center, a major patient care, research and teaching affiliate of Harvard Medical School, the author of Clinical Cardiac Electrophysiology, the fundamental textbook in the field.

•	Hein J. J. Wellens, M.D., Professor and Chairman of the Department of Cardiology at Academisch Ziekenhuis Maastricht in Amsterdam, the Netherlands. He is a director of the Interuniversity Cardiology Institute of the Netherlands and is a member of the Netherlands Academy of Arts and Sciences. He also has an appointment of visiting lecturer at Harvard Medical School.

•	Richard M. Luceri, M.D., F.A.C.C., recently retired director, Interventional Arrhythmia Center Holy Cross Hospital, Fort Lauderdale, FL as well as a clinical investigator in the MADIT II (MultiCenter Automatic Defibrillator Implantation Trial) and author SCDHeFT (Sudden Cardiac Death Heart Failure Trial).

•	Robert G. Hauser, MD, F.A.C.C., FHRS, Chairman of the Cardiovascular Services Division at Abbott Northwestern Hospital and former CEO of Cardiac Pacemakers, Inc., acquired by Guidant Corporation.

•	Jonathan Kaplan, M.D., M.P.H., Medical director for Fidelis Care New York and formerly the corporate medical director for Excellus Blue Cross Blue Shield.

•	David Chazanovitz, President and CEO of Alveolus, Inc., the former chief executive officer of Cambridge Heart, Inc. (our only FDA-approved competitor).

•	Edward F. Lundy, M.D., Ph.D., Chief of Cardiothoracic Surgery at the Active International Cardiovascular Institute at Good Samaritan Hospital in Suffern, New York. In addition to his M.D. from the University of Michigan, Dr. Lundy also received a Ph.D. from that institution in Physiology with a primary focus on altered-state physiologies such as hibernation.

•	Jules T. Mitchel, M.B.A., Ph.D., Founder of Target Health, Inc., a full-service contract research organization supporting all aspects of pharmaceutical drug and device development.

•	Ariel D. Soffer, M.D., F.A.C.C, Chief of Medicine at Hollywood Medical Center, Hollywood, FL. President and CEO of Florida Institute for Cardiovascular Care (Healthworx).

•	Hank Lubin, M.D., practicing physician with Hightstown Medical Associates, PA, (formerly affiliated with the University of Pennsylvania Health System) and currently a Clinical Associate Professor at The University of Pennsylvania School of Medicine.

•	Frank S. Caruso, Ph.D., Founder of two successful start-up pharmaceutical companies (Algos Pharmaceutical Corporation and Roberts Pharmaceutical Corporation), with more than 30 years experience directing worldwide clinical/pharmacological research and biological evaluation programs involving licensing and drug development research planning.

•	David Fertel, D.O., Clinical Professor of Surgery at Michigan State University and a practicing board certified thoracic and cardiovascular surgeon in Michigan.

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

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to (i) David H. Fater, our Chief Executive Officer and Chief Financial Officer, (ii) James. E. Skinner, our Vice President, Director of Grant Research, (iii) Jerry M. Anchin, our Vice President, Director of Research and Development, and (iv) Daniel N. Weiss, our Chief Medical Officer. No other executive officers received total compensation in excess of $100,000 for the fiscal year ended December 31, 2008.

					Stock	Option/Warrant	All Other
Name and Principal Position	Year	Salary		Bonus	Awards(1)	Awards(1)	Compensation		Total

David H. Fater	2008	$165,000	(3)	—	—	—	—		$165,000
Chief Executive and Chief Financial Officer(2)	2007	$165,000	(3)	—	—	—	$506,000	(4)	$671,000
James E. Skinner	2008	$174,000	(3)		—				$174,000
Vice President, Director of Grant Research(2)	2007	$174,000	(3)	—	—	$196,350	$1,210,000	(4)	$1,580,350
Jerry M. Anchin	2008	$156,000	(3)	—	—	—	—		$156,000
Vice President, Director of Research and Development(2)	2007	$156,000	(3)	—	—	$77,000	$1,210,000	(4)	$1,443,000
Daniel N. Weiss	2008	$180,000		—	—	—	—		$180,000
Chief Medical Officer(2)	2007	$30,000		—	$33,750	$48,000	$55,000	(4)	$166,750

(1)	The amounts in this column do not reflect compensation actually received by the Named Executive Officer nor do they reflect the actual value that will be recognized by the Named Executive Officer. Instead the amounts reflect the compensation cost recognized by us in fiscal 2008 and 2007 for financial statement reporting purposes in accordance with SFAS 123R. For information regarding the assumptions made in calculating the amounts reflected in this column, see Footnote 7 — Stock Option Plan to our audited financial statements for the year ended December 31, 2008.

(2)	All of our Named Executive Officers except Dr. Weiss commenced employment with the Company on March 30, 2007, the date of the Merger closing. The compensation received by all Named Executive Officers, except Dr. Weiss, in the first three months of fiscal 2007 represents compensation that was paid by Old Vicor.

(3)	Mr. Fater, Dr. Skinner and Dr. Anchin have elected to accrue 50% of their 2007 and 2008 compensation. Dr. Weiss has elected to accrue 50% of his 2008 compensation. These accruals totaled approximately $165,000 for Mr. Fater, $174,000 for Dr. Skinner, $66,000 for Dr Weiss and $156,000 for Dr. Anchin in fiscal 2007 and 2008. In January 2009 the total accrued payroll was satisfied by the issuance of 1,558,332 shares of our common stock.

(4)	Represents the value of shares of the Company’s stock that were issued to the Named Executive Officers pursuant to the cashless exercise of options and warrants prior to the Merger closing. The shares of the Company’s common stock are valued at $1.10 per share, the closing price of our common stock on December 31, 2007.

Employment Agreements

We have entered into employment agreements with David H. Fater, James E. Skinner, Ph.D., Dr. Daniel N. Weiss and Jerry M. Anchin, Ph.D.,

David H. Fater.  Our employment agreement with David Fater, dated June 1, 2002, as amended, is for a three-year term; provided, however, that on June 1 of each year the term is automatically extended for an additional one-year period. The employment agreement provides for annual compensation of $150,000, subject to annual increases, plus reimbursement of reasonable expenses and entitles Mr. Fater to participate in the employee benefit plans made available to our other executives. The agreement contains customary confidentiality and noncompete provisions. Upon the first to occur of (1) our receipt of $3 million in funding; (2) consummation of a significant liquidity event; or (3) significant enhancement of our value, Mr. Fater’s annual increases will be 10%.

If we terminate Mr. Fater’s employment without cause or if Mr. Fater terminates the agreement for good reason (as defined in the agreement), or if either event occurs during the two years after a change of control, then Mr. Fater will receive an amount equal to 300% of the sum of his current base salary and any bonuses paid during the previous 12-month period, and he will receive accelerated vesting under any long-term incentive plans including stock options and warrants and other benefits for the remainder of the term of the agreement, or in the case of a change of control for the next three years. We have also agreed to pay to Mr. Fater any excise taxes to the extent any amount paid to Mr. Fater is deemed “parachute payments.”

James E. Skinner.  Our employment agreement with Dr. Skinner dated January 1, 2009 expires on December 31, 2011. It provides for annual compensation of $174,000 subject to annual increases plus reimbursement of reasonable expenses, and entitles Dr. Skinner to participate in the employee benefit plans made available to our other executives. This agreement contains customary confidentiality and noncompete provisions. In addition, Dr. Skinner agrees that all intellectual property developed by him shall be our property. If Dr. Skinner’s employment is terminated without cause or if Dr. Skinner terminates the agreement for good reason, he is entitled to twelve months of his base salary plus a sum equal to any bonuses paid to him in the preceding twelve months.

Jerry M. Anchin.  Our employment agreement with Dr. Anchin dated January 1, 2009 expires on January 1, 2012. It provides for annual compensation of $156,000 subject to annual increases plus reimbursement of reasonable expenses, and entitles Dr. Anchin to participate in the employee benefit plans made available to our other executives. This agreement contains customary confidentiality and noncompete provisions. In addition, Dr. Anchin agrees that all intellectual property developed by him shall be our property. If Dr. Anchin’s employment is terminated without cause or if Dr. Anchin terminates the agreement for good reason, he is entitled to twelve months of his base salary plus a sum equal to any bonuses paid to him in the preceding twelve months.

Daniel N. Weiss.  Our employment agreement with Dr. Weiss dated April 15, 2008 expires on January 1, 2010. It provides for annual compensation of $180,000 subject to annual increases plus reimbursement of reasonable expenses, and entitles Dr. Weiss to participate in the employee benefit plans made available to our other executives. This agreement contains customary confidentiality and noncompete provisions. In addition, Dr. Weis agrees that all intellectual property developed by him shall be our property. If Dr. Weiss’s employment is terminated without cause or if Dr. Weiss terminates the agreement for good reason, he is entitled to twelve months of his base salary plus a sum equal to any bonuses paid to him in the preceding twelve months.

Compensation Accruals

As a development stage entity, we must carefully monitor our cash flow. In recognition of the importance of this process and to help conserve cash for other purposes, Mr. Fater, Dr. Skinner, Dr. Weiss and Dr. Anchin elected to accrue certain compensation amounts and consulting payments due to them in fiscal 2008 in lieu of receiving cash payments. The 2008 accruals totaled approximately $82,500 for Mr. Fater, $87,000 for Dr. Skinner, $66,000 for Dr. Weiss and $78,000 for Dr. Anchin. On December 16, 2008 the Board of Directors approved the satisfaction of both the 2008 accruals and similar amounts accrued in 2007 by issuing on January 5, 2009 shares of common stock as follows: 433,333 to Dr. Anchin, 483,333 to Dr. Skinner, 458,333 to Mr. Fater and 183,333 to Dr. Weiss.

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information regarding outstanding options and warrants held by our Named Executive Officers as of our fiscal year end December 31, 2008.

	Number of Securities		Number of Securities
	Underlying Unexercised		Underlying Unexercised	Option/Warrant
	Options/Warrants (#)		Options/Warrants (#)	Exercise	Option/Warrant
Name	Exercisable(1)		Unexercisable	Price ($)	Expiration Date

David H. Fater	—		—	—	—
	12,500	(3)		$1.00	04/09/2013
James E. Skinner(1)	255,000		—	$1.00	08/08/2017
	12,500	(3)		$1.00	06/10/2013
Jerry M. Anchin(1)	100,000		—	$1.00	08/08/2017
	12,500	(3)		$1.00	02/19/2013
Daniel N. Weiss(2)	50,000		—	$1.00	08/08/2017

(1)	We granted these warrants to Dr. Skinner and Dr. Anchin on August 8, 2007. These warrants are fully vested and immediately exercisable as of the grant date.

(2)	We granted these options to Dr. Weiss under our 2002 Stock Option Plan on August 8, 2007. The options were fully vested and immediately exercisable as of the grant date.

(3)	We granted these warrants to Mr. Fater, Dr. Skinner and Dr. Anchin for converting their $10,000 12% convertible promissory notes into 12,500 shares of Series B Preferred stock and 12,500 warrants.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2008.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (2002)	122,500	$0.85	477,500
Equity compensation plans approved by security holders (2008)	417,500	$0.72	4,582,500
Equity compensation plans not approved by security holders	10,762,263	$0.99	—

Total	11,302,263		5,060,000

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Based solely on the Company’s review of the copies of such forms received by it or written representations from certain reporting persons the Company believes that with respect to the fiscal year ended December 31, 2008 it complied with all filing requirements applicable to its executive officers, directors and 10% beneficial owners. Mr. Fater and Drs. Anchin, Skinner and

Weiesmeier each filed one late Form 4 reporting one transaction, in which they each exchanged 10% convertible promissory notes for 12,500 shares of the Company’s Series B Preferred Stock and warrants to purchase 12,500 shares of the Company’s common stock.

Potential Payments Upon Termination or a Change in Control

David H. Fater.  If we terminate Mr. Fater’s employment without cause or if Mr. Fater terminates his employment agreement for good reason (as defined in his employment agreement) or if either event occurs during the two years after a change of control, then Mr. Fater will receive an amount equal to 300% of the sum of his current base salary and any bonuses paid during the previous 12-month period, and he will receive accelerated vesting under any long-term incentive plans including stock options and warrants and other benefits for the remainder of the term of the agreement. We have also agreed to pay to Mr. Fater any excise taxes to the extent any amount paid to Mr. Fater is deemed “parachute payments.”

The table below reflects the compensation payable to Mr. Fater in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2008.

			Termination
		Termination for	not for	Termination for	Change in
Executive Benefits and	Voluntary	Cause by the	Cause by the	Good Reason by	Control for
Payments Upon Termination	Termination	Company	Company	the Executive	Good Reason

Compensation:
Base Salary	$—	$—	$495,000	$495,000	$495,000
Bonus	$—	$—	$—	$—	$—
Stock Options
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$73,930	$73,930	$73,930
280G Tax Gross Up			$306,346	$306,346	$306,346

James E. Skinner.  If we terminate Dr. Skinner’s employment without cause or if Dr. Skinner terminates his employment agreement for good reason (as defined in his employment agreement), then Dr. Skinner will receive an amount equal to 100% of the sum of his current base salary and any bonuses paid during the previous 12-month period, and he will receive accelerated vesting under any long-term incentive plans, including stock options and warrants.

The table below reflects the compensation payable to Dr. Skinner in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2008.

Termination
		Termination for	not for Cause	Termination	Change in
Executive Benefits and	Voluntary	Cause by the	by the	for Good Reason	Control for
Payments Upon Termination	Termination	Company	Company	by the Executive	Good Reason

Compensation:
Base Salary	$—	$—	$174,000	$174,000	$—
Bonus	$—	$—	$—	$—	$—
Stock Options
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$—	$—	$—

Jerry M. Anchin.  If we terminate Dr. Anchin’s employment without cause or if Dr. Anchin terminates his employment agreement for good reason (as defined in his employment agreement), then Dr. Anchin will receive an amount equal to 100% of the sum of his current base salary and any bonuses paid during the previous 12-month period, and he will receive accelerated vesting under any long-term incentive plans, including stock options and warrants.

The table below reflects the compensation payable to Dr. Anchin in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2008.

		Termination for	Termination	Termination	Change in
Executive Benefits and	Voluntary	Cause by the	not for Cause	for Good Reason	Control for
Payments Upon Termination	Termination	Company	by the Company	by the Executive	Good Reason

Compensation:
Base Salary	$—	$—	$156,000	$156,000	$—
Bonus	$—	$—	$—	$—	$—
Stock Options
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$—	$—	$—

Daniel N. Weiss.  In the event we terminate Dr. Weiss’s employment without cause or if Dr. Weiss terminates for good reason (as defined in his employment agreement), then Dr. Weiss is entitled to receive a lump-sum in an amount equal to the sum of (a) his then current base salary, and (b) any bonuses paid to him during the 12-month period preceding his termination. In addition, his health insurance shall be maintained by the Company for the unexpired term of this Employment Agreement and he will receive accelerated vesting under any long-term incentive plans, including the vesting of any unvested stock options and warrants

The table below reflects the compensation payable to Dr. Weiss in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2008.

		Termination for	Termination	Termination	Change in
Executive Benefits and	Voluntary	Cause by the	not for Cause	for Good Reason	Control for
Payments Upon Termination	Termination	Company	by the Company	by the Executive	Good Reason

Compensation:
Base Salary	$—	$—	$180,000	$180,000	$—
Bonus	$—	$—	$—	$—	$—
Stock Options
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$—	$—	$—

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of March 1, 2009:

•	each of the executive officers listed in the summary compensation table;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 1, 2009 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Vicor Technologies, Inc., 2300 N.W. Corporate Boulevard, Suite 123, Boca Raton, Florida 33431.

	Number of Shares		Percent of
Name of Beneficial Owner	Beneficially Owned(1)		Shares

David H. Fater(2)	1,556,334		4.01%
James E. Skinner(3)	4,108,781		10.51%
Jerry M. Anchin(4)	2,201,053		5.65%
Daniel N. Weiss, M.D.(5)	674,403		1.74%
Edward M. Wiesmeier, M.D.(6)	1,318,411		3.93%
Frederick M. Hudson(8)	91,187		*
Joseph A. Franchetti(7)	87,681		*

All 7 directors and executive officers as a group	10,037,850	(9)	25.14%

*	Less than 1%.

(1)	For purposes of calculating beneficial ownership percentages, 38,636,516 shares of the Company’s common stock were deemed outstanding as of March 1, 2009 and includes (a) 35,073,034 shares of the Company’s common stock issued and outstanding, (b) 157,592 shares of the Company’s common stock issuable upon conversion of 157,592 shares of Series A preferred stock, and (c) 3,405,890 shares of the Company’s common stock issuable upon conversion of 3,405,890 shares of Series B preferred stock. As of March 1, 2009, each share of Series A preferred stock and Series B preferred stock is convertible into one share of the Company’s common stock.

(2)	Includes (a) immediately exercisable warrants to purchase 12,500 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of March 1, 2009 to purchase 187,500 shares of the Company’s common stock, and (c) 12,500 shares of Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(3)	Includes (a) immediately exercisable warrants to purchase 267,500 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of March 1, 2009 to purchase 187,500 shares of the Company’s common stock, and (c) 12,500 shares of Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(4)	Includes (a) immediately exercisable warrants to purchase 112,500 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of March 1, 2009 to purchase 187,500 shares of the Company’s common stock, and (c) 12,500 shares of Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(5)	Includes immediately exercisable options or options exercisable within 60 days of March 1, 2009 to purchase 175,000 shares of the Company’s common stock.

(6)	Includes immediately exercisable (a) warrants to purchase 12,500 shares of the Company’s common stock, (b) options or options exercisable within 60 days of March 1, 2009 to purchase 229,167 shares of the Company’s common stock and (c) 12,500 shares of the Company’s Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(7)	Includes (a) immediately exercisable warrants to purchase 10,000 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of March 1, 2009 to purchase 41,667 shares of the Company’s common stock.

(8)	Includes immediately exercisable options or options exercisable within 60 days of March 1, 2009 to purchase 41,667 shares of the Company’s common stock.

(9)	Includes (a) immediately exercisable warrants to purchase 402,500 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of March 1, 2009 to purchase 862,501 shares of the Company’s common stock, and (c) 50,000 shares of Series B preferred stock as though converted into 50,000 shares of the Company’s common stock

Item 12.	Certain Relationships and Related Transactions.

Other than the transactions described below since January 2006 there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and

•	in which any director, executive officer, or stockholder owning more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Management

On January 1, 2007 we entered into a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by Mr. Fater, whereby three of our employees became employees of ALDA under a Professional Employer Organization (PEO) arrangement. The Service Agreement is a cost-reimbursement-only contract and provides for our reimbursement of all of ALDA’s actual payroll and insurance-related costs for these employees. The arrangement was entered into because of the substantial cost savings that could be obtained for us due to the higher number of employees employed by ALDA.

In 2007 the Company borrowed $200,000 from Colonial Bank, N.A. (“Colonial Bank”) on an unsecured basis under a loan agreement with a due date in August 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 certificate of deposit from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, and (ii) the monthly issuance of 728 shares of the Company’s common stock. This loan with Colonial Bank has been extended until December 18, 2009 at an interest rate of 5.03%.

Also in 2007, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date in August 2007 and an interest rate of 6.13%. As a condition to making the loan, Colonial Bank received a $100,000 certificate of deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, and (ii) the monthly issuance of 364 shares of the Company’s common stock. This loan with Colonial Bank has been extended until October 27, 2009 at an interest rate of 4.69%.

For the year ended December 31, 2008 Mr. Fater received 13,104 shares of the Company’s common stock related to these bank loans.

In October 2002 we entered into a Purchase and Royalty Agreement, as amended in July and September 2003 (the “Royalty Agreement”), with Dr. James E. Skinner, our Vice President and Director of Research and Development and a Director of the Company, to acquire the software related to the Analyzer. The total purchase price for the software was $200,000. To date we have paid $100,000, and we are required to pay the remaining $100,000 from 10% of any revenues that we receive from the sale, licensing, distribution or other use of the Analyzer. The Royalty Agreement further provides for an additional ongoing royalty to be paid to Dr. Skinner of 10% of revenues received by us from any activities that utilize the Analyzer including, without limitation, licensing and sales of the Analyzer for the life of the patents. These royalty payments will commence after we have recovered our development costs in full.

On June 11, 2007 Dr. Jerry M. Anchin, our Vice President, Associate Director of Research and Development and a Director, sold 100,000 shares of our common stock in a privately-negotiated sale at a price of $0.50 per share and contributed to our capital the $50,000 proceeds he received. On July 27, 2007 Dr. James E. Skinner, our Vice President, Director of Research and Development and a Director, sold 255,000 shares of our common stock in a privately-negotiated sale at a price of $0.50 per share and contributed to capital the $127,500 proceeds he received.

On December 16, 2008 the Board of Directors approved the satisfaction of accrued payroll of $156,000 for Dr. Anchin, $174,000 for Dr. Skinner, $165,000 for Mr. Fater and $66,000 for Dr. Weiss, through the issuance of shares of common stock on January 5, 2009 as follows: 433,333 to Dr. Anchin, 483,333 to Dr. Skinner, 458,333 to Mr. Fater and 183,333 to Dr. Weiss.

Item 13.	Exhibits.

Index to Exhibits

2.1		Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated October 24, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.2		Asset Purchase Agreement, by and between Nonlinear Medicine, Inc. and Enhanced Cardiology, Inc., dated May 29, 2003 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-1475).
2.3		First Amendment to the Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated July 24, 2003 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.4		Second Amendment to the Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated September 18, 2003 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.5		First Amendment to the Asset Purchase Agreement, by and between Nonlinear Medicine, Inc. and Enhanced Cardiology, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.6		Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of July 28, 2006 (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).
2.7		First Amendment to the Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of December 6, 2006 (incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).
3	.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
3	.1.2	Certificate of Designations, Preferences and Rights of Series A 8.0% Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
3	.1.3	Certificate of Designations, Preferences and Rights of Series B 8.0% Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 filed with the SEC on May 15, 2008 File No. 000-51475).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
4.1		See Exhibits 3.1.1, 3.1.2 , 3.1.3 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining rights of holders of the Company’s outstanding securities.
10.1		Vicor Technologies, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.2		Form of Participant Agreement for the 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.3	Executive Court Lease Agreement Boca Office, by and between RJL Company Limited Partnership and Vicor Technologies, Inc., dated July 6, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
10.4	Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated June 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.5	Amendment No. 1 to the Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated October 24, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.6	Employment Agreement, by and between Vicor Technologies, Inc. and Jerry M. Anchin, dated January 1, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.7	Employment Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated March 1, 2006 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.8	Employment Agreement dated July 2008 between the Company and Daniel Weiss (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2008, File No. 000-51475).+
10.9	Victor Technologies, Inc. 2008 Stock Incentive Plan (incorporated by reference to Appendix A in the Company’s definitive proxy statement filed with the SEC on May 15, 2008 (File No. 000-51475).+
10.10	Form of Registration Rights Agreement, between the Company and certain stockholders, dated March 30, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 14, 2007, File No. 333-142948).
10.11	Form of Registration Rights Agreement, between the Company, certain stockholders and WestPark Capital, Inc., dated March 30, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 14, 2007, File No. 333-142948).
10.12	Consulting Agreement dated September 2003 between Vicor Technologies, Inc. and Michael Greer (incorporated by reference to Exhibit 10.1 in the Company’s Amendment No. 1 to its Annual Report on Form 10-K for fiscal 2007 filed with the SEC on April 3, 2008).
10.13	Service Agreement dated January 1, 2007 by and between ALDA & Associates International, Inc. and Vicor Technologies, Inc. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 30, 2007 filed with the SEC on May 15, 2007).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 in the Company’s Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 31, 2008, as amended on April 3, 2008).*
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2008.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2008.*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

+	Management Compensation Plan or Arrangement.

*	Filed herewith.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Daszkal Bolton LLP for professional services rendered for the fiscal years ended December 31, 2008.

Fee Category	Fiscal 2008	Fiscal 2007

Audit Fees	$87,100	$70,085
Audit-Related Fees	$7,545	$28,500
Tax Fees	$10,894	$10,674
All Other Fees	$0	$0

Total Fees	$105,539	$109,259

Audit fees consisted of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements included in our annual report on Form 10-K for the years ended December 31, 2008, other SEC filings in 2008, and reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and 10-QSB during fiscal 2008 and 2007.

Audit-related fees consists of general assistance on SEC matters and due diligence regarding the Merger completed in March 2007. Tax fees consist of fees for tax compliance, tax advice and tax planning. Our auditors did not bill any additional fees for any other nonaudit services rendered to us such as attending meetings and other miscellaneous financial consulting.

Policy on Audit Committee Pre-Approval of Audit and Permissible Nonaudit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible nonaudit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year; any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all such professional services provided by Daszkal Bolton LLP during fiscal 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 2009

Vicor Technologies, Inc.

By:	/s/ David H. Fater
Name:     David H. Fater

Title:	Chief Executive Officer and
Chief Financial Officer

By:	/s/ Thomas J. Bohannon
Name:     Thomas J. Bohannon

Title:	Chief Accounting Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David H. Fater David H. Fater	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2009

/s/ James E. Skinner, Ph.D. James E. Skinner, Ph.D.	Vice President and Director of Research and Development and Director	March 31, 2009

/s/ Jerry M. Anchin Jerry M. Anchin, Ph.D.	Vice President and Associate Director of Scientific Research; Director	March 31, 2009

/s/ Joseph A. Franchetti Joseph A. Franchetti	Director	March 31, 2009

/s/ Frederick M. Hudson Frederick M. Hudson	Director	March 31, 2009

/s/ Edward Wiesmeier Edward Wiesmeier, M.D.	Director	March 31, 2009

Vicor Technologies, Inc.
(A Development Stage Company)

Consolidated Financial Statements

For The Years Ended
December 31, 2007 and 2008

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency)	F-5 – F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 – F-23
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VICOR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of VICOR Technologies, Inc. (the “Company”) as of December 31, 2007 and 2008, and the related statements of operations, changes in shareholders’ equity (net capital deficiency) and cash flows for the years then ended and the period from August 4, 2000 (inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VICOR Technologies, Inc. and subsidiaries at December 31, 2007 and 2008, and the results of its operations and its cash flows for the years then ended and the period from August 4, 2000 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 31, 2009

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2007 and 2008

	2007	2008

ASSETS
Current assets:
Cash	$4,000	$182,000
Prepaid expenses	80,000	14,000

Total current assets	84,000	196,000

Furniture and fixtures, net of accumulated depreciation of $66,000 and $62,000 at December 31, 2007 and 2008, respectively	7,000	2,000
Other assets
Deposits	12,000	12,000
Intellectual property, net of accumulated amortization of $149,000 and $186,000 at December 31, 2007 and 2008, respectively	354,000	266,000

	$457,000	$476,000

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,132,000	$1,000,000
Notes payable:
Colonial Bank	300,000	300,000
2004 notes	610,000	250,000
12% convertible promissory notes	1,649,000	150,000
10% convertible promissory bridge notes	1,251,000	—
15% promissory notes	400,000	100,000
Other	—	100,000
Due to related parties	425,000	100,000
Accrued dividends payable	188,000	434,000

Total current liabilities	5,955,000	2,434,000

Commitments and contingencies
Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2007 and 2008, respectively	—	—
Series B Voting Junior Convertible Cumulative, 0 and 4,781,295 shares issued and outstanding at December 31, 2007 and 2008, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 25,980,883 and 32,971,619 shares issued and outstanding at December 31, 2007 and 2008, respectively	3,000	3,000
Additional paid-in capital	33,310,000	44,782,000
Stock subscriptions in process	—	577,000
Deficit accumulated during the development stage	(38,811,000)	(47,320,000)

Net capital deficiency	(5,498,000)	(1,958,000)

	$457,000	$476,000

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2008, and
For the Period from August 4, 2000 (Inception) Through December 31, 2008

			Period from
			August 4, 2000
			(Inception)
			Through
	Years Ended December 31,		December 31,
	2007	2008	2008

Revenues	$12,000	$—	$844,000

Operating expenses:
Research and development	758,000	993,000	14,063,000
General and administrative expenses	3,065,000	2,433,000	25,107,000
Depreciation and amortization	43,000	41,000	282,000
Interest expense	2,214,000	3,260,000	6,742,000

Total operating expenses	6,080,000	6,727,000	46,194,000

Net loss	(6,068,000)	(6,727,000)	(45,350,000)
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(51,000)	(246,000)	(434,000)
Value of warrants issued in connection with sales of Series B preferred stock	—	(1,536,000)	(1,536,000)

Total dividends for the benefit of preferred stockholders	(51,000)	(1,782,000)	(1,970,000)

Net loss applicable to common stock	$(6,119,000)	$(8,509,000)	$(47,320,000)

Net loss per common share — basic and diluted	$(0.26)	$(0.29)

Weighted average number of shares of common shares outstanding	23,338,407	29,485,339

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency)
For the Period from August 4, 2000 (Inception) through December 31, 2008

			Preferred Stock
	Common Stock		Class A		Class B		Additional	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Notes Receivable	Deficit	Total

Balance at August 4, 2000 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	7,400,000	—	—	—	—	—	—	—	—	—
Contributed research and development services	—	—	—	—	—	—	24,000	—	—	24,000
Issuance of common stock for cash	194,500	—	—	—	—	—	194,000	—	—	194,000
Net loss	—	—	—	—	—	—	—	—	(657,000)	(657,000)

Balance at December 31, 2000	7,594,500	—	—	—	—	—	218,000	—	(657,000)	(439,000)

Issuance of common stock for services	280,000	—	—	—	—	—	280,000	—	—	280,000
Issuance of warrants for services	—	—	—	—	—	—	1,252,000	—	—	1,252,000
Contributed research and development services	—	—	—	—	—	—	71,000	—	—	71,000
Issuance of common stock for cash	1,362,826	—	—	—	—	—	1,363,000	—	—	1,363,000
Net loss	—	—	—	—	—	—	—	—	(3,181,000)	(3,181,000)

Balance at December 31, 2001	9,237,326	—	—	—	—	—	3,184,000	—	(3,838,000)	(654,000)

Issuance of common stock for services	360,000	—	—	—	—	—	—	—	—	—
Issuance of warrants and stock options for services	—	—	—	—	—	—	4,722,000	—	—	4,722,000
Subscription note receivable	500,000	—	—	—	—	—	750,000	(750,000)	—	—
Contributed research and development services	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash	1,725,424	—	—	—	—	—	3,492,000	—	—	3,492,000
Net loss	—	—	—	—	—	—	—	—	(7,306,000)	(7,306,000)

Balance at December 31, 2002	11,822,750	—	—	—	—	—	12,148,000	(750,000)	(11,144,000)	254,000

Issuance of common stock for services	27,300	—	—	—	—	—	—	—	—	—
Issuance of warrants and stock options for services	—	—	—	—	—	—	6,365,000	—	—	6,365,000
Issuance of common stock for cash	870,918	—	—	—	—	—	2,718,000	—	—	2,718,000
Issuance of preferred stock for cash	—	—	157,592	—	—	—	448,000	—	—	448,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(8,000)	(8,000)
Net loss	—	—	—	—	—	—	—	—	(9,247,000)	(9,247,000)

Balance at December 31, 2003	12,720,968	—	157,592	—	—	—	21,679,000	(750,000)	(20,399,000)	530,000

Issuance of common stock for services	217,440	—	—	—	—	—	205,000	—	—	205,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	1,033,000	—	—	1,033,000
Issuance of common stock for cash	308,300	—	—	—	—	—	889,000	—	—	889,000
Accretion of beneficial conversion feature on 10% convertible promissory notes	—	—	—	—	—	—	201,000	—	—	201,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(39,000)	(39,000)
Net loss	—	—	—	—	—	—	—	—	(3,372,000)	(3,372,000)

Balance at December 31, 2004	13,246,708	$—	157,592	$—	—	$—	$24,007,000	$(750,000)	$(23,810,000)	$(553,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency), Continued
For the Period from August 4, 2000 (Inception) through December 31, 2008

			Preferred Stock
	Common Stock		Class A		Class B		Additional	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Notes Receivable	Deficit	Total

Balance at December 31, 2004	13,246,708	$—	157,592	$—	—	$—	$24,007,000	$(750,000)	$(23,810,000)	$(553,000)
Issuance of common stock for services	83,500	—	—	—	—	—	209,000	—	—	209,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	1,817,000	—	—	1,817,000
Issuance of warrants to note holders		—	—	—	—	—	17,000		—	17,000
Issuance of common stock for cash	1,329,302	2,000	—	—	—	—	2,165,000	—	—	2,167,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(43,000)	(43,000)
Net loss	—	—	—	—	—	—	—	—	(4,212,000)	(4,212,000)

Balance at December 31, 2005	14,659,510	2,000	157,592	—	—	—	28,215,000	(750,000)	(28,065,000)	(598,000)

Issuance of common stock for services	67,400	—	—	—	—	—	169,000	—	—	169,000
Issuance of common stock for debt	43,920	—	—	—	—	—	110,000	—	—	110,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	392,000	—	—	392,000
Cancellation of subscription notes receivable	(300,000)	—	—	—	—	—	(750,000)	750,000	—	—
Issuance of common stock for notes receivable	796,000	—	—	—	—	—	398,000	(398,000)	—	—
Beneficial conversion feature for 12% convertible promissory notes	—	—	—	—	—	—	912,000	—	—	912,000
Issuance of warrants in connection with 15% promissory notes							139,000	—	—	139,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(47,000)	(47,000)
Net loss	—	—	—	—	—	—	—	—	(4,580,000)	(4,580,000)

Balance at December 31, 2006	15,266,830	2,000	157,592	—	—	—	29,585,000	(398,000)	(32,692,000)	(3,503,000)

Issuance of common stock for services	177,533	—	—	—	—	—	663,000	—	—	663,000
Common stock issued in merger transaction	677,579	1,000	—	—	—	—	1,140,000	—	—	1,141,000
Stock issued upon conversion of Convertible Notes			—	—	—	—	632,000	—		632,000
Acquisition of SKRP, 6 Inc. net assets	2,700,000	—	—	—	—	—	—	—	—	—
Stock issued for warrants in merger transaction	5,423,891	—	—	—	—	—	—	—	—	—
Stock issued for options in merger transaction	329,700	—	—	—	—	—	—	—	—	—
Payment of subscription notes receivable	—	—	—	—	—	—	(415,000)	398,000	—	(17,000)
Stock issued related to notes payable transactions	241,583	—	—	—	—	—	473,000	—	—	473,000
Issuance of common stock for interest payments	26,129	—	—	—	—	—	47,000	—	—	47,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(51,000)	(51,000)
Issuance of warrants in connection with 15%	—	—	—	—	—	—	122,000	—	—	122,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	885,000	—	—	885,000
Contributed capital	—	—	—	—	—	—	178,000	—	—	178,000
Net loss	—	—	—	—	—	—	—	—	(6,068,000)	(6,068,000)

Balance at December 31, 2007	25,980,883	$3,000	157,592	$—	—	$—	$33,310,000	$—	$(38,811,000)	$(5,498,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency), Continued
For the Period from August 4, 2000 (Inception) through December 31, 2008

			Preferred Stock					Stock
	Common Stock		Class A		Class B		Additional	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	in Process	Deficit	Total

Balance at December 31, 2007	25,980,883	$3,000	157,592	$—	—	$—	$33,310,000	$—	$(38,811,000)	$(5,498,000)
Issuance of stock for services	690,117	—	—	—	177,250	—	1,034,000	—	—	1,034,000
Issuance of stock for cash	1,215,000	—	—	—	2,645,000	—	2,420,000	—	—	2,420,000
Stock issued related to notes payable transactions	4,748,880	—	—	—	1,959,045	—	5,883,000			5,883,000
Issuance of common stock for interest payments	336,739	—	—	—	—	—	58,000	—	—	58,000
Accrued dividends on preferred stock	—	—	—	—	—	—	1,536,000	—	(1,782,000)	(246,000)
Issuance of warrants in connection with preferred stock	—	—	—	—	—	—	289,000	—	—	289,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	252,000	—	—	252,000
Stock subscriptions in process:
To be issued in payment of accrued compensation		—	—	—	—	—	—	561,000	—	561,000
Cash received, stock to be issued		—	—	—	—	—	—	16,000	—	16,000
Net loss	—	—	—	—	—	—	—	—	(6,727,000)	(6,727,000)

Balance at December 31, 2008	32,971,619	$3,000	157,592	$—	4,781,295	$—	$44,782,000	$577,000	$(47,320,000)	$(1,958,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2008 and
For the Period from August 4, 2000 (Inception) through December 31, 2008

			Period from
			August 4, 2000
			(Inception) to
			December 31,
	2007	2008	2008

Cash flows from operating activities:
Net loss	$(6,068,000)	$(6,727,000)	$(45,350,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,000	41,000	282,000
Noncash interest imputed upon issuance of equity securities	2,061,000	2,791,000	5,289,000
Loss from sale of assets	—	51,000	48,000
Beneficial conversion feature of notes payable	—	—	201,000
Contributed research and development services	—	—	95,000
Merger-related costs	523,000	—	523,000
Shares in lieu of interest payments	47,000	214,000	261,000
Warrants issued for services	—	204,000	204,000
Equity-based compensation	1,147,000	437,000	18,045,000
Changes in assets and liabilities:
Accounts receivable	(8,000)	—	(16,000)
Prepaid expenses and other assets	—	62,000	(96,000)
Accounts payable and accrued expenses	56,000	734,000	1,758,000

Net cash used in operating activities	(2,199,000)	(2,193,000)	(18,756,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of furniture and fixtures	—	—	(154,000)

Net cash used in investing activities	—	—	(332,000)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	—	2,116,000	2,564,000
Due to related parties	—	—	315,000
Repayment of notes	(240,000)	(365,000)	(605,000)
Proceeds from bank loans	300,000	—	300,000
Proceeds from sale of notes	1,651,000	300,000	5,362,000
Proceeds for stock to be issued	—	16,000	16,000
Contributed capital	178,000	—	178,000
Net proceeds from sale of common stock	13,000	304,000	11,140,000

Net cash provided by financing activities	1,902,000	2,371,000	19,270,000

Net increase (decrease) in cash	(297,000)	178,000	182,000
Cash at beginning of period	301,000	4,000	—

Cash at end of period	$4,000	$182,000	$182,000

Supplemental cash flow information :
Note receivable for issuance of common stock	398,000	—	—

Conversion of accounts payable to note payable	—	100,000	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	122,000	—	261,000

Cash paid for interest expense	375,000	237,000	872,000

Accrued equity-based compensation	(434,000)	41,000	41,000

Accrued dividends	51,000	1,782,000	1,970,000

Interest on promissory notes paid in common stock	520,000	—	520,000

Promissory notes converted to common stock	912,000	—	912,000

Related-party accrual converted to common stock	—	561,000	561,000

Conversion of debt to Series B Preferred Stock	—	1,567,000	1,567,000

Conversion of notes to common stock	—	1,779,000	1,779,000

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 —	Organization and Nature of Business

Vicor Technologies, Inc. (“Vicor” or the “Company”) is a development-stage company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company is commercializing innovative noninvasive diagnostic technology products based on its patented software and algorithm, the PD2i Algorithm. The PD2i Algorithm facilitates the ability to accurately risk stratify a specific target population to predict future pathological events. The PD2i Algorithm represents a revolutionary noninvasive monitoring technology that can be used as a new and accurate vital sign. Vicor is currently commercializing its four (4) proprietary diagnostic medical products: the PD2i Analyzer, the PD2i VS (Vital Sign), the PD2i Cardiac Analyzer (CA) and the PD2i OR/ICU. Vicor’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation.

The Company’s first product, the PD2i Analyzer, received 510(k) marketing clearance from the Food and Drug Administration (FDA) on December 29, 2008. The PD2i Analyzer displays and analyzes electrocardiographic information that measures heart rate variability (HRV). FDA marketing clearance enables Vicor to market and distribute the PD2i Analyzer for use by physicians in the latter half of 2009 while its other products undergo clinical trials and proceed through the FDA regulatory process.

In addition Vicor commenced a clinical trial at the University of Mississippi Medical Center to establish the Analyzer’s ability to diagnose Diabetic Autonomic Neuropathy (“DAN”). The trial, Diabetic Autonomic Neuropathy Complexity Evaluation (“DANCE”), has a primary objective of evaluating the sensitivity and specificity of the PD2i Analyzer in assessing the presence and severity of Diabetic Autonomic Neuropathy. The trial is expected to be completed in the second quarter of 2009.

In early 2009 the Company signed a Research Agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” Vicor plans to use the PD2i Cardiac Analyzer to retrospectively predict Sudden Cardiac Death (SCD) in the congestive heart failure patients who participated in the MUSIC trial. The Company believes this analysis will be completed in the second quarter of 2009 and will yield a dataset sufficient to support an immediate amendment to the existing 510(k) to include a claim for Sudden Cardiac Death in the second/third quarter of 2009 and begin marketing the PD2i CA.

The Company is also commercializing the PD2i VS. This product is being developed in collaboration with the U.S. Army and is used to assess the severity of injury of critically injured combat casualties to determine the need for an immediate Life Saving Intervention in those trauma victims who are at high risk of imminent death. The PD2i VS is anticipated to be used for civilian triage and trauma emergency response. The collaboration with the U.S. Army is in accordance with a Collaborative Research and Development Agreement (CRADA) with the U.S. Army Institute of Surgical Research (USAISR) for “Prediction of Injury Severity and Outcome in the Critically Ill Using the Point Correlation Dimension Algorithm, or PD2i” executed in January 2008. The USAISR is exploring ways to assess the severity of injury, and probability of survival, of critically injured combat casualties and critically ill civilian patients. The USAISR, in conjunction with Vicor, is testing the PD2i VS Algorithm in several diverse cohorts, including human trauma, ICU patients and combat casualties. Due to the structure of the Agreement, no revenue will accrue to Vicor in connection with this.

Various experiments have been successfully performed under the CRADA and the U.S. Army has presented the findings at several conferences in the U.S. and Europe.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company has two (2) wholly-owned subsidiaries, Non-Linear Medicine, Inc. (“NMI”) and Stasys Technologies, Inc. (“STI”). Vicor has no operations independent of its wholly-owned subsidiaries. NMI owns all of Vicor’s intellectual property related to Vicor’s diagnostic products. STI owns all of Vicor’s intellectual property related to Vicor’s therapeutic products.

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

The Company was incorporated in the State of Delaware on May 24, 2005 as SRKP 6, Inc. (“SRKP”). On August 3, 2005 the Company filed a registration statement on Form 10-SB, which was subsequently amended on August 29, 2005 to register its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The registration statement became effective on October 3, 2005 after which time the Company became a reporting company under the Exchange Act. The Company was formed to pursue a business combination with one or more operating companies. Since its inception and through March 2007, the Company (as a public “shell” company) was engaged in organizational activities, efforts to obtain initial financing, and the businesses of identifying, evaluating, and investigating other companies or businesses to acquire or with which to merge.

On March 30, 2007 the Company acquired Vicor Technologies, Inc., a Delaware corporation (“Old Vicor”) through the merger of Old Vicor with a wholly-owned subsidiary that the Company formed for the purpose of facilitating this transaction (the “Merger”). Old Vicor commenced operations in August 2000. Upon the closing of the Merger on March 30, 2007, Old Vicor became the Company’s wholly-owned subsidiary. Effective March 31, 2007 the Company merged Old Vicor into itself pursuant to a short form merger (“Short Form Merger”). In connection with the Short Form Merger, the Company changed its name to Vicor Technologies, Inc.

At the closing, each outstanding share of Old Vicor common stock was cancelled and extinguished and automatically converted into the right to receive two shares of the Company’s common stock, $0.0001 par value (“Common Stock”) upon surrender of the certificate representing such shares of Old Vicor common stock in the manner provided in the Company’s merger agreement with Old Vicor. The Company also assumed all outstanding options and warrants to purchase Old Vicor common stock

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

which were not exercised, cancelled, exchanged, terminated, or expired. Upon the consummation of the Merger, the Company was obligated to issue an aggregate of 22,993,723 shares of its Common Stock to Old Vicor’s former common stockholders and 157,592 shares of its Series A 8.0% Convertible Cumulative Preferred Stock (“Preferred Stock”) to Old Vicor’s former preferred stockholders. In addition, all securities convertible or exercisable into shares of Old Vicor’s capital stock outstanding immediately prior to the Merger (excluding Old Vicor’s preferred stock and convertible debt) were cancelled, and the holders thereof received similar securities for the purchase of an aggregate of 800,250 shares of the Company’s Common Stock. At the time of the Merger, Old Vicor’s former stockholders owned on a fully-diluted basis approximately 90% of the outstanding shares of the Company’s Common Stock.

The Merger was accounted for as a reverse acquisition, to be applied as an equity recapitalization in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, SRKP is treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, the Merger is considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger has been treated as the equivalent of Old Vicor issuing stock for the net monetary assets of SRKP, accompanied by a recapitalization. The net monetary assets of SRKP have been stated at their fair value, essentially equivalent to historical costs, with no goodwill or other intangible assets recorded. The accumulated deficit of Old Vicor has been carried forward after the Merger. Operations prior to the Merger are those of Old Vicor.

In addition, pursuant to its agreement with West Park Capital, Inc. (“West Park”), the Company issued 435,861 shares of its Common Stock to West Park as consideration for its assistance to the Company in arranging the Merger and has been paying a consulting fee to West Park of $3,000 per month for six (6) months following the completion of the Merger. The cost of these shares ($361,765) has been recorded in March 2007 as an expense of the Merger and the shares were issued in June 2007.

All share and per share amounts have been restated to reflect the recapitalization.

Note 2 —	Liquidity

The Company’s financial statements as of and for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $6,068,000 and $6,727,000 for the years ended December 31, 2007 and 2008, respectively, and at December 31, 2008 had negative working capital of $2,238,000, an accumulated deficit of $47,320,000 and a net capital deficiency of $1,958,000. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy. The Company believes that the amount of capital generated by this plan will be sufficient to permit execution of various clinical trials and provide sufficient working capital for the next 24 — 30 months.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments. Management believes the financial risks associated with these financial instruments are minimal. The Company places its cash with high credit quality financial institutions and makes short-term investments in high credit quality money market instruments of short-term duration. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2008, the Company had no accounts in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.

Property and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three (3) to five (5) years. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.

Research and Development Costs

Research and development expenditures, are comprised of costs incurred in performing research and development activities. These include payments to collaborative research partners, including wages and associated employee benefits, facilities and overhead costs. These are expensed as incurred.

Revenue Recognition

As a development-stage enterprise, the Company has no significant operating revenues but expects operating revenues in the second half of 2009 at which time revenue will be recognized when products are shipped and services rendered. The Company obtained Phase I and II Small Business Innovation Research (“SBIR”) Grants in 2003 — 2005 amounting to a total of $850,000. The funds received were utilized to develop software for the PD2i Cardiac Analyzer ($100,000) and to conduct a study of 700 patients with chest pain presenting at emergency rooms in six (6) tertiary care facilities.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The aim of the grant was to test and establish “good medical practice” through wide experimental use of the Analyzer at different emergency room sites with high risk patients.

The funds received for this Grant have been treated as revenues by the Company in its consolidated financial statements and were recorded when costs to perform such research and development activities were incurred.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three (3) months or less to be cash and cash equivalents.

Intellectual Property

Intellectual property, consisting of patents and other proprietary technology acquired by the Company is stated at cost and amortized on a straight-line basis over the estimated useful lives.

	December 31,
	2007	2008

Patents	$252,000	$252,000
Purchased software	251,000	200,000

	503,000	452,000
Less accumulated amortization	(149,000)	(186,000)

Net intellectual property	$354,000	$266,000

Amortization expense for the years ended December 31, 2007 and 2008 was $38,000 and $37,000, respectively. Legal fees related to the prosecution of new patents and intellectual property are expensed as incurred. Such expenses amounted to $93,000 and $90,000 in 2007 and 2008, respectively.

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

Accounting for Stock-Based Compensation

The Company uses the fair value-based method of accounting for stock-based employee compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date and is recognized over the periods in which the related services are rendered.

The Company has also granted stock purchase warrants to independent consultants, contractors and note holders and values these warrants using the fair value-based method described in the preceding paragraph. The compensation cost so determined is recognized over the period the services are provided which usually results in compensation cost being recognized at the date of the grant.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Financial Instruments

The carrying amount of financial instruments, including cash and cash equivalents, accounts payable, and notes payable approximates fair value as of December 31, 2007 and 2008.

Recent Pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, issued FASB Staff Position 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, to allow the FASB Board additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. The Company adopted the provision of SFAS No. 157 January 1, 2008 for financial assets and liabilities. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. The adoption of SFAS No. 157-2 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date.

In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 has not had a material impact on the Company’s consolidated financial statements.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2007 and 2008, there were no deemed impairments of long-lived assets.

Note 4 —	Debt

2004 Notes

In October 2006 the Company received commitments from all the holders of the 10% convertible promissory notes (“2004 Notes”) to extend the maturity of the 2004 Notes through June 2008. In exchange for the extension of the maturity date of the 2004 Notes, effective November 1, 2006 the Company issued additional shares of its common stock to each 2004 Note holder equal to 18 months

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

interest on the outstanding principal balance amounting to approximately $109,000. This was accounted for as prepaid interest and amortized over the term of the extension through June 30, 2008. Amortization expense related to this item was $72,000 and $24,000 in 2007 and 2008, respectively.

In December 2007 a forbearance fee equal to the monthly interest of $6,162 was paid in common stock in lieu of cash payment of interest, and the past due and current interest was paid in cash in January 2008.

In April 2008 $330,000 of the 2004 Notes were converted to 412,500 shares of Series B Junior Convertible Preferred Stock (“Series B Preferred Stock”) (see Note 5) at $0.80 per share and noncash interest expense of $324,000 was recognized. In August 2008 one individual holding $10,000 of the 2004 Notes converted them to 12,500 shares of Series B Preferred Stock at $0.80 per share and noncash interest expense of $5,000 was recognized. Other notes totaling $20,000 were repaid during 2008. An individual holding $250,000 of 2004 Notes agreed to extend the maturity date on a month-by-month basis.

12% Convertible Promissory Notes

The Promissory Notes were originally due at varying dates from January through September 2007 and bear interest at 12% per annum with interest payable monthly.

In early 2007 the Company negotiated extensions of maturity with holders of $1,474,000 of the Notes. In exchange for an extension of maturity to June 30, 2008, the Company: a) paid one month’s extra interest in cash, and b) issued additional shares of common stock equal to interest on the outstanding principal balance of the Notes, calculated at 12% per annum over the extended term of the Notes. The Company issued in January 2007 a total of 93,948 shares of common stock or $235,000 (calculated at $2.50 per share).

In 2007 the Company successfully negotiated with all holders of the Notes and modified the terms of the conversion feature to provide for:

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

The Notes include a beneficial conversion feature that cannot be valued until the date of the conversion and may result in additional interest expense to the Company.

At the same time, the Company negotiated a modification for the penalty warrant provision of the Notes such that if the Notes are not subject to the Mandatory Conversion and the Holder is repaid in full, the Company will issue a five (5) year warrant to purchase Common Stock in an amount equal to 25% of the principal amount of the Notes at an exercise price equal to the Common Stock equivalent price of the immediate prior sale of securities if such prior sale of securities exceeded $1,000,000.

In December 2007 a forbearance fee equal to the monthly interest of $16,659 was paid in common stock in lieu of cash, and the past due and current interest was paid in cash in January 2008.

During 2008 the Company converted $1,227,236 of the Notes to 1,534,045 shares of Series B Junior Convertible Preferred Stock at $0.80 per share and $200,000 of the Notes to 800,000 shares of

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Common stock at $0.25 per share. Noncash interest expense of $522,000 related to the debt conversions was recognized.

Four (4) of the Notes valued at $72,000 were redeemed for cash and 11,719 immediately exercisable penalty warrants were issued at an exercise price of $0.64 per share which expire five (5) years after date of issuance. The Company recognized $10,000 in noncash interest expense

The maturity dates of the remaining $150,000 of the Bridge Notes have been extended on a month-by-month basis.

15% Promissory Notes

At December 31, 2007 and 2008 the 15% Promissory Notes (15% Notes) had principal balances of $400,000 and $100,000, respectively. Interest is payable monthly and the notes mature October 31, 2009.

Certain 15% Notes issued in December 2006 and a various 2007 dates included warrants. The value of the warrants totaled $261,000 all of which was charged to interest expense in 2007.

Also during 2007 the Company negotiated extensions of various 15% Notes to various dates in 2008 as well as selling an additional note. 160,000 shares of common stock were issued in consideration of these transactions resulting in $160,000 of interest expense in 2007.

During 2008 the Company sold $300,000 of 15% Notes that included 90,000 shares of common stock representing $109,000 of interest expense. $200,000 of 15% Notes were repaid in cash and $400,000 of 15% Notes were converted into 1,000,000 shares of common stock representing $248,000 of interest expense.

Also during 2008 the Company negotiated extensions of various 15% notes in exchange for 115,000 shares of common stock representing $99,000 of interest expense. $92,000 of the expense was recognized in 2008.

10% Convertible Bridge Notes

In October 2007 the Company completed an offering of $1,251,000 of 10% Convertible Bridge Notes (“10% Bridge Notes”) through West Park Capital, Inc. (“West Park”) and Aurora Capital LLC (“Aurora”). The 10% Bridge notes were in technical default at December 31, 2007, and the holders of certain of the notes agreed to a waiver of default for a forbearance fee of $113,000 that was accounted for as interest expense. $23,000 of these notes were repaid during 2008. In 2008 the holders of $1,228,000 of 10% Bridge Notes agreed to exchange their unpaid Notes for 2,948,880 shares of the Company’s common stock, including a forbearance fee of 491,480 shares, and warrants to purchase 3,194,620 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company expensed as noncash interest $344,000 for the forbearance fee and $1,038,000 for the value of the warrants to induce the conversion into common stock. The warrants are immediately exercisable and expire five (5) years after the date of issuance.

In connection with these transactions, the Placement Agents for the bridge financing, West Park and Aurora, received (i) warrants to purchase 205,840 shares of the Company’s common stock at an exercise price of 0.50 per share and (ii) warrants to purchase 267,592 shares of the Company’s common stock at an exercise price of $1.00 per share. These warrants are immediately exercisable and will expire five (5) years after the date of issuance.

The 2,948,880 shares of common stock and the 3,194,620 shares of common stock underlying the warrants issued in these transactions to the investors and the Placement Agents will have the same

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

piggyback registration rights as were granted to these parties in the original placement of the 10% Bridge Notes.

Other Notes Payable

In September 2008 the Company converted a $100,000 account payable to an unsecured 10% promissory note due in September 2009.

In 2007 the Company borrowed $200,000 from Colonial Bank, N.A. (“Colonial Bank”) on an unsecured basis under a loan agreement with a due date in August 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 Certificate of Deposit from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 728 shares of the Company’s common stock as consideration to Mr. Fater for providing the standby collateral. This loan with Colonial Bank has been extended until December 18, 2009 at an interest rate of 5.03%.

Also in 2007 the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date in August 2007 and an interest rate of 6.13%. As a condition to making the loan, Colonial Bank received a $100,000 Certificate of Deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 364 shares of the Company’s common stock as additional consideration to Mr. Fater for providing the standby collateral. This loan with Colonial Bank has been extended until October 27, 2009 at an interest rate of 4.69%.

Mr. Fater received 8,328 and 13,104 shares of the Company’s common stock in 2007 and 2008, respectively, related to these bank loans.

Note 5 —	Preferred Stock

The Company has two (2) classes of preferred stock: Series A Convertible Cumulative and Series B Voting Junior Convertible Cumulative.

The Series A Convertible Cumulative Preferred Stock (“Series A” yields cumulative cash dividends at an annual rate of 8%. Dividends will accrue and compound annually on such amount from the date of issuance until paid in full or, at the option of the holder, converted into additional Series A Stock at $3.12 per share. At December 31, 2007 and 2008 accrued dividends payable were $188,000 and $243,000, respectively. Each share of Preferred Stock is convertible at the option of the owner into shares of common stock at a conversion rate of 1:1. The conversion price of the Preferred Stock is subject to adjustment to prevent dilution using a weighted-average anti-dilution formula. The Preferred Stock will automatically be converted into shares of Common Stock upon the consummation of a Liquidity event, as defined.

The Series A Stock is senior to all other outstanding capital stock and is entitled to a liquidation preference equal to the greater of (i) the initial purchase price for the Preferred Stock plus accrued or declared dividends or (ii) the amount such holder would have received if prior to such liquidation the Preferred Stock had been converted into common stock.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

The Company has the right of refusal to acquire the Series A Stock and certain stockholders have entered into an Investor Rights Agreement providing for customary drag-along and tag-along rights in connection with a bona fide offer from a third party to acquire the Company. Furthermore, pursuant to the Investment Agreement, one of the stockholders has the right to designate one nonvoting observer to the Board of Directors.

Series B Voting Junior Convertible Cumulative Preferred Stock (“Series B”) yields cumulative dividends at an annual rate of 8% that can be paid in kind and is initially convertible into one share of common stock. At December 31, 2008 accrued dividends payable were $191,000. Each share of Series B Stock plus accrued dividends will automatically convert into shares of common stock upon the successful completion of a subsequent financing of at least $3,000,000.

During 2008 the Company sold 2,645,000 shares of its Series B Stock and warrants to purchase up to 2,645,000 shares of its common stock for aggregate proceeds of $2,116,000. The warrants have an exercise price of $1.00, are immediately exercisable and expire five (5) years from the date of issue. In accordance with EITF 98-5, the Company has determined that the Series B Preferred Stock together with the warrants include both a beneficial conversion feature and a discount valued at $1,968,000 which has been accounted for as a dividend for the year ended December 31, 2008.

Also during 2008 the Company arranged to satisfy outstanding payables of $102,000 for $10,000 in cash and $92,000 (115,000 shares) of Series B Preferred Stock valued at $0.80 per share plus 115,000 warrants to purchase shares of common stock expiring in five years and having an exercise price of $1.00 per share. Noncash interest expense of $16,000 related to the satisfaction of this payable was recognized in 2008.

Note 6 —	Stockholders’ Equity

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

In the period from January 1, 2002 through December 31, 2006, the Company sold 4,733,944 shares of its Common Stock in private placements which raised net proceeds of $9,266,000.

The Company has issued stock warrants to certain employees, vendors and independent contractors. The warrants are immediately exercisable for a period of three (3) to ten (10) years and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $0.01 — $3.12. The fair value per warrant based on the Black-Scholes valuation method ranges from $0.68 to $4.99. The cost of these warrants was treated as compensation and, accordingly, the Company recorded an expense of $897,000 in the year ended December 31, 2007 and $251,000 in the year ended December 31, 2008. Also, as discussed in other notes to the consolidated financial statements,

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

warrants were issued in 2008 upon sales of Series B preferred stock and conversion of notes payable to common stock and Series B preferred stock.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.24% in 2007 and 2.96% in 2008; dividend yield of 0%; fair market value of $1.37 in 2007 and $0.84 in 2008, respectively; a weighted average expected warrant life of four (4) years; and a minimal volatility factor since the Company’s stock is not yet actively traded on an established public market.

At December 31, 2008 the following summarizes the outstanding warrants:

	Shares Under	Weighted-Average
	Warrants	Exercise Price

Balance at inception	—	$—
Granted in connection with stock sold	148,000	1.00
Exercised	—	—

Outstanding at December 31, 2000	148,000	1.00
Granted to employees and others	900,000	0.67
Exercised	—	—

Exercisable at December 31, 2001	1,048,000	0.72
Granted to employees and others	1,270,252	1.09
Exercised	(750)	—

Exercisable at December 31, 2002	2,317,502	0.92
Granted to employees and others	1,520,332	1.14
Exercised	(750)	—

Exercisable at December 31, 2003	3,837,084	1.01
Granted to employees and others	126,200	0.93
Exercised	—	—

Exercisable at December 31, 2004	3,963,284	1.01
Granted to employees and others	595,180	1.21
Exercised	(101,750)	—

Exercisable at December 31, 2005	4,456,714	1.06
Granted to employees and others	70,000	2.50
Exercised	(398,000)	—

Exercisable at December 31, 2006	4,128,714	1.09
Granted to employees and others	470,500	1.00
Exercised	(3,469,908)	—

Exercisable at December 31, 2007	1,129,306	1.96
Granted to employees and others	9,976,707	0.85
Exercised	—	—

Exercisable at December 31, 2008	11,106,013	$0.96

The weighted-average grant date fair value of all warrants granted during 2007 was $1.37 and for 2008 was $1.03

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 7 —	Stock Option Plan

In 2002 the Company’s stockholders approved the 2002 Stock Option Plan (the “2002 Plan”), which provides for the granting of options to purchase up to 1,000,000 shares of the Company’s common stock. Both incentive stock options and nonqualified stock options may be issued under the provisions of the 2002 Plan. Employees of the Company and its subsidiaries, members of the Board of Directors, independent consultants and advisors are eligible to participate in the 2002 Plan. The granting and vesting of options under the 2002 Plan are authorized by the Company’s Board of Directors or a committee of the Board of Directors.

During the year ended December 31, 2002 the Company granted stock options to employees at an exercise price of $3.00 per share, which vested over a two (2) year period. During the year ended December 31, 2004 the Company granted 1,000 stock options to a new Director at an exercise price of $3.25 per Share. During 2005 the Company granted a total of 269,000 options to employees and directors with an exercise price of $2.50. Total compensation expense related to the granting of options under the 2002 Plan for the year ended December 31, 2007 based on a fair value of $1.37 per share amounted to approximately $110,000.

The fair value for these options was estimated at the date of grant using the Black- Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.24%, dividend yield of 0%, fair market value of $1.37 in 2007, a weighted-average expected option life of 10 years; and a minimal volatility factor since the Company’s stock is not actively traded on an established public market.

In 2008 the Company’s stockholders approved the Vicor Technologies, Inc. 2008 Stock Incentive Plan (the “2008 Plan”). This plan provides for the granting of options to purchase up to 5,000,000 shares of the Company’s common stock. Directors, officers and other employees of the Company and its subsidiaries, and other persons who provide services to the Company are eligible to participate in the 2008 Plan, and both incentive stock options and nonqualified stock options may be issued under the provisions of the 2008 Plan. The 2008 plan will be administered by the Board of Directors and its Compensation Committee.

During the year ended December 31, 2008 the Company granted 417,500 stock options at an average exercise price of $0.72 per share. Total compensation expense related to the granting of options for the year ended December 31, 2008, based on a fair value of $0.67 per share amounted to approximately $176,000.

The fair value for these options was estimated at the date of grant using the Black- Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.97%, dividend yield of 0%, fair market value and $0.67 in 2008, a weighted-average expected option life of 10 years; and a minimal volatility factor since the Company’s stock is not actively traded on an established public market.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Information regarding the Plans is as follows:

	Number of	Weighted-Average	Options	Weighted-Average
	Shares	Exercise Price	Excercisable	Exercise Price

Options outstanding at inception
Granted	50,000	$3.00

Outstanding at December 31, 2002	50,000	$3.00	10,000	$3.00
Granted	—

Outstanding at December 31, 2003	50,000	$3.00	30,000	$3.00
Granted	1,000	$3.25

Outstanding at December 31, 2004	51,000	$3.01	51,000	$3.01
Granted	269,000	$2.50
Cancelled	(25,000)	$2.50

Outstanding at December 31, 2005	295,000		295,000	$2.59
Granted	80,000	$2.50
Cancelled	(35,000)

Outstanding at December 31, 2006	340,000		340,000	$2.58
Granted	122,500			$0.85
Exercised in cashless exercise March 30, 2007	(340,000)	$2.58	—	$0.00

Outstanding at December 31, 2007	122,500		122,500	$0.85
Granted	417,500		417,500	$0.67

Outstanding at December 31, 2008	540,000		540,000	$0.72

Reserved for future option grants at December 31, 2008	5,060,000

Note 8 —	Related Party Transactions

In 2003 the Company purchased from one of its founding scientists the software related to the PD2i Cardiac Analyzer. Terms of the Purchase and Royalty Agreement provide that $100,000 of the purchase price be deferred until the Company begins receiving revenue from the Analyzer. Accordingly, this amount is included in the accompanying Consolidated Balance Sheet as Due to Related Parties. The Agreement further provides for an ongoing royalty to be paid to the scientist amounting to 10% of amounts received by the Company from any activities relating to the PD2i Cardiac Device for the life of the patents. Royalty payments will commence after the Company has recovered its development costs in full.

Additionally, on January 1, 2007 the Company entered into a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by David H. Fater, whereby three (3) of the Company’s employees became employees of ALDA under a Professional Employer Organization (“PEO”) arrangement. This was subsequently increased to seven (7) employees. The Service Agreement, which is a cost reimbursement only contract, provides for reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. Costs associated with the contract amounted to $254,000 and 308,000 for the years ended December 31, 2007 and 2008.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

As discussed in Note 4 the Company has certain borrowings from Colonial Bank, N.A. (“Colonial Bank”). As a condition to making the loan, Colonial Bank received a two Certificates of Deposit valued at $300,000 from the Company’s Chief Executive and Financial Officer David H. Fater as standby collateral.

In June and July of 2007 two (2) of the Company’s directors and officers sold 355,000 shares of the Company’s common stock owned by them and contributed the net proceeds ($38,000 in June and $140,000 in July) to the Company as contributed capital.

Note 9 —	Income Taxes

For income tax purposes the Company has capitalized its losses (other than contract research and development) as start-up costs. The start-up costs will be amortized over a fifteen (15) year period when operations commence. The tax loss carryforward at December 31, 2008 amounts to $1,089,000 and begins to expire in 2021.

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance has been recognized to offset the deferred tax assets as of December 31, 2007 and 2008 as realization of such assets is uncertain.

	2007	2008

Deferred tax assets:
Tax loss carryforward	$695,000	$414,000
Start-up costs	13,527,000	13,695,000
Equity-based compensation expense	372,000	1,116,000
General business credit carryforward	—	260,000

Total deferred tax assets	14,594,000	15,485,000

Valuation allowance:
Beginning of year	(12,320,000)	(14,594,000)
Decrease (increase) during the period	(2,274,000)	(891,000)

Ending balance	(14,594,000)	(15,485,000)

Net deferred tax assets	$—	$—

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Note 10 —	Property and Equipment

Property and equipment consist of the following

	December 31,
	2007	2008

Computers and equipment	$49,000	$40,000
Furniture and fixtures	24,000	24,000

	73,000	64,000
Less accumulated depreciation	(66,000)	(62,000)

Net property and equipment	$7,000	$2,000

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Depreciation expense for the years ended December 31, 2007 and 2008 was $6,000 and $4,000 respectively.

Note 11 —	Leases

The Company is obligated under an operating lease agreement for its administrative offices and office equipment. The lease is for a three (3) year term beginning August 2006. Annual future minimum lease obligations for this lease as of December 31, 2008 are $68,358 for 2009.

Rent expense for the years ended December 31, 2007 and 2008 was $88,000 and $92,000, respectively.

Note 12 —	Commitments and Contingencies

The Company may be from time to time subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company’s consolidated financial statements.

The Company has employment agreements with its Chief Executive Officer and its scientists, the terms of which expire at various times through 2008. Such agreements provide for minimum salary levels, adjusted annually for cost-of-living changes. Certain salary amounts due to the founding scientists have been deferred at December 31, 2007 and amounted to $325,000. These were paid in 2008 through the issuance of 406,570 shares of common stock.

The Company’s senior management has been voluntarily deferring 50% of their compensation since January 2007. At December 31, 2008, $561,000 has been accrued and was paid through the issuance of 1,580,964 shares of the Company’s common stock on January 5, 2009.

The Company plans to secure additional capital through the offering of additional debt and equity securities.

Note 13 — Subsequent Events

In January and February 2009 the Company received $382,000 of cash proceeds in exchange for the issuance of 325,460 shares of common stock and 340,000 shares of Series B preferred stock.

Additionally, the holder of a $40,000 12% Convertible Promissory Note converted the Note into 100,000 shares of the Company’s common stock in accordance with the terms of the Note.

In March 2009, the Company completed a bridge financing for $200,000. The Company is in the process of obtaining additional financing and anticipates closing such financing in April 2009.