Form 10-Q
period 2009-03-31
Vicor Technologies, Inc.
filed 2009-05-15
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
     As of March 31,2009, there were 35,676,314 shares of the Registrant’s Common Stock, $.0001 par value, outstanding.
     Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☑

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2009
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2008 (audited) and March 31, 2009 (unaudited)	3
Condensed Consolidated Statements of Operations for the three months ending March 31, 2008 and 2009 and the period from August 4, 2000 (inception) through March 31, 2009 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2008 and 2009 and the period from August 4, 2000 (inception) through March 31, 2009 (unaudited)	5
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the Three Months ended March 31, 2009 (unaudited)	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4T. Controls and Procedures	17
PART II — Other Information
Item 1. Legal Proceedings	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits	19
Signatures	20
EX-31.1
EX-31.2
EX-32.1

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2008 and March 31, 2009

		March 31, 2009
	December 31, 2008	(unaudited)
Current assets:
Cash	$182,000	$268,000
Prepaid expenses	14,000	51,000

Total current assets	196,000	319,000

Furniture and fixtures, net of accumulated depreciation of $62,000 and $63,000 at December 31, 2008 and March 31, 2009, respectively	2,000	1,000

Other assets
Deposits	12,000	12,000
Intellectual property, net of accumulated amortization of $186,000 and $195,000 at December 31, 2008 and March 31, 2009, respectively	266,000	257,000

	$476,000	$589,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,000,000	$845,000
Notes payable:
Colonial Bank	300,000	300,000
2004 notes	250,000	250,000
12% convertible promissory notes	150,000	110,000
15% promissory notes	100,000	100,000
Other	100,000	300,000
Due to related parties	100,000	100,000
Accrued dividends payable	434,000	535,000

Total current liabilities	2,434,000	2,540,000

Commitments and contingencies

Derivative financial instruments payable in shares of common stock	—	3,190,000

Net capital deficiency :
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	—	—
Series B Voting Junior Convertible Cumulative 4,781,295 and 5,250,851 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 32,971,619 and 35,676,314 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	3,000	4,000
Additional paid-in capital	44,782,000	45,425,000
Stock subscriptions in process	577,000	89,000
Deficit accumulated during the development stage	(47,320,000)	(50,659,000)

Net capital deficiency	(1,958,000)	(1,951,000)

	$476,000	$589,000

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2008 and 2009 and
From August 4, 2000 (inception) to March 31, 2009
(Unaudited)

			Period from
	Three months	Three months	August 4, 2000
	ended March 31,	ended March 31,	(inception) through
	2008	2009	March 31, 2009
Revenues	$—	$—	$844,000

Operating expenses:
Research and development	242,000	199,000	14,262,000
General and administrative expenses	444,000	580,000	25,687,000
Depreciation and amortization	10,000	10,000	292,000
Interest expense	458,000	63,000	6,805,000

Total operating expenses	1,154,000	852,000	47,046,000
Other Income	—	90,000	90,000

Net loss	(1,154,000)	(762,000)	(46,112,000)
Dividends for the benefit of preferred stock:
Payable on Series A and Series B preferred stock	(22,000)	(101,000)	(535,000)
Value of warrants issued in connection with sales of Series B preferred stock	(718,000)	(320,000)	(1,856,000)

Total dividends for the benefit of preferred stock	(740,000)	(421,000)	(2,391,000)

Net loss applicable to common stock	$(1,894,000)	$(1,183,000)	$(48,503,000)

Net loss per common share — basic and diluted	$(0.07)	$(0.03)

Weighted average number of shares of common stock outstanding	26,184,754	35,010,142

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2009 and
From August 4, 2000 (inception) to March 31, 2009
(Unaudited)

			Period from
	Three Months	Three Months	August 4, 2000
	ended March	ended March	(Inception) to
	31, 2008	31, 2009	March 31, 2009
Cash flows from operating activities:
Net loss	$(1,154,000)	$(762,000)	$(46,112,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,000	12,000	294,000
Noncash interest imputed upon issuance of equity securities	332,000	32,000	5,321,000
Unrealized gain on derivative financial instruments	—	(90,000)	(90,000)
Loss from sale of assets	—	—	48,000
Securities issued for services	—	7,000	208,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in lieu of interest payments	—	6,000	267,000
Warrants issued for consulting	—	—	204,000
Equity-based compensation	34,000	142,000	18,187,000
Changes in assets and liabilities:	—	—
Accounts receivable	—	—	(16,000)
Prepaid expenses and other assets	—	(20,000)	(116,000)
Accounts payable and accrued expenses	94,000	170,000	1,928,000

Net cash used in operating activities	(684,000)	(503,000)	(19,259,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of furniture and fixtures	—	—	(154,000)

Net cash used in investing activities	—	—	(332,000)

Cash flows from financing activities:
Due to related parties	—	—	315,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	1,017,000	261,000	2,825,000
Proceeds from sale of common stock	7,000	128,000	11,268,000
Repayment of notes	(100,000)	—	(605,000)
Proceeds from bridge loan	—	200,000	200,000
Proceeds from sale of notes	300,000	—	5,362,000
Contributed capital	—	—	178,000
Proceeds for stock to be issued	—	—	16,000

Net cash provided by financing activities	1,224,000	589,000	19,859,000

Net increase in cash	540,000	86,000	268,000

Cash at beginning of period	4,000	182,000	—

Cash at end of period	$544,000	$268,000	$268,000

See accompanying notes to condensed consolidated financial statements.

			Period from
	Three Months	Three Months	August 4, 2000
	ended March 31,	ended March 31,	(Inception) to
	2008	2009	March 31, 2009
Supplemental cash flow information:
Issuance of previously-subscribed common stock	$—	$16,000	$16,000

Conversion of accounts payable to note payable	—	—	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	—	—	261,000

Cash paid for interest expense	114,000	23,000	895,000

Accrued equity-based compensation	46,000	—	41,000

Accrued dividends	740,000	101,000	2,071,000

Interest on promissory notes paid in common stock	—	—	520,000

Promissory notes converted to common stock	—	—	912,000

Related party accrual converted to common stock	325,000	—	561,000

Conversion of debt to series B Preferred Stock	—	—	1,567,000

Conversion of notes payable to common stock	—	40,000	1,819,000

Accrued expenses paid with preferred stock	—	108,000	108,000

Accrued expenses paid with common stock	—	772,000	772,000

Warrants issued in connection with preferred stock	—	320,000	320,000

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET CAPITAL DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

			Preferred Stock
	Common Stock		Class A		Class B
								Subscription
							Additional	Notes	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Receivable	Deficit	Total
			Preferred Stock
	Common Stock		Class A		Class B
							Additional	Stock Subscrip-	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	tions in Process	Deficit	Total
Balance at December 31, 2008	32,971,619	$3,000	157,592	$—	4,781,295	$—	$44,782,000	$577,000	$(47,320,000)	$(1,958,000)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(804,000)	—	(2,215,000)	(3,019,000)
Issuance of stock for services	581,987	1,000	—	—	143,596	—	334,000	—	—	335,000
Issuance of stock for cash	366,000	—	—	—	325,960	—	388,000	—	—	388,000
Stock issued related to notes payable transactions	131,500	—	—	—	—	—	95,000	—	—	95,000
Issuance of common stock for interest payments	3,276	—	—	—	—	—	2,000	—	—	2,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(101,000)	(101,000)

Issuance of warrants in connection with preferred stock	—	—	—	—	—	—	320,000	—	(261,000)	(261,000)

Issuance of stock options for services	—	—	—	—	—	—	51,000	—	—	51,000
Stock subscriptions in process:	—	—	—	—	—	—	—	—	—	—
To be issued in payment of accrued compensation	1,621,932	—	—	—	—	—	577,000	(577,000)	—	—
Issuance of stock		—	—	—	—	—	—	89,000	—	89,000
Net loss	—	—	—	—	—	—	—	—	(762,000)	(762,000)

Balance at March 31, 2009	35,676,314	$4,000	157,592	$—	5,250,851	—	$45,425,000	$89,000	$(50,659,000)	$(5,141,000)

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
     The Company’s first product, the PD2i Analyzer, displays and analyzes electrocardiographic information that measures heart rate variability (HRV). The PD2i Analyzer received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. Until the Company receives approval from the FDA for a specific medical indication, use of the PD2i Analyzer may be limited. Further, until physicians can obtain insurance reimbursement from the use of the PD2i Analyzer for a particular medical indication, extensive use and substantial revenue from this product may be delayed.
     The Company’s second product, the PD2i-VS (Vital Sign), is being developed in collaboration with the United States Army and is used to assess the severity of injury of critically injured trauma victims to determine the need for an immediate life saving intervention in those trauma victims who are at high risk of imminent death. It is anticipated that he PD2i-VS will be used for civilian triage and trauma emergency response.
     The Company’s third product, the PD2i Cardiac Analyzer, is able to accurately risk stratify patients into those at high or low risk of suffering a fatal arrhythmic event, or Sudden Cardiac Death (“SCD”), within a six to twelve-month time frame. The PD2i Cardiac Analyzer is the subject of an ongoing clinical trial.
          In August 2006 the Company started the VITAL Trial, conducted by the Harvard Clinical Research Institute. The purpose of the trial was to gather sufficient data for an application to the FDA for clearance to market a claim of SCD risk stratification. On February 5, 2009 the Company signed a Research Agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” Vicor plans to use the PD2i Cardiac Analyzer to retrospectively predict SCD in the congestive heart failure patients who participated in the MUSIC trial. The Company believes this analysis will be completed in the second half of 2009 and will yield a dataset sufficient to support an immediate amendment to the existing 510(k) submission to include a claim for SCD in the second half of 2009 at a fraction of the cost of the VITAL Trial. Consequently, at a meeting of Vicor’s Board of Directors on March 19, 2009, we decided to suspend enrollment in the VITAL Trial in order to conserve capital pending the outcome of the collaboration involving data obtained from the MUSIC Trial.
     The Company’s fourth product, the PD2i-OR/IU, is being clinically tested in a collaborative effort with the University of Mississippi Medical Center. The results of this collaborative effort should support an amendment to our 510(k) submission to utilize a change in the PD2i value as an early warning to surgeons and anesthesiologists of a sharply deteriorating condition in a patient during surgery and also facilitate the assessment of ICU patients being discharged to a step-down unit. It is anticipated that this trial should be completed and an amendment to our existing 510(k) submission will be filed in the second half of 2009.
     We are commencing a clinical trial at the University of Mississippi Medical Center, to establish the PD2i Analyzer’s ability to diagnose diabetic autonomic neuropathy. The trial, Diabetic Autonomic Neuropathy Complexity Evaluation has a primary objective of evaluating the sensitivity and specificity of the PD2i Analyzer in assessing the presence and severity of diabetic autonomic neuropathy Upon completion of the trial, we will prepare and file an amendment to our existing 510(k) submission with the FDA for diabetic autonomic neuropathy.
     The Company has two (2) wholly-owned subsidiaries, Non-Linear Medicine, Inc. (“NMI”) and Stasys Technologies, Inc. (“STI”). Vicor has no operations independent of its wholly-owned subsidiaries. NMI owns all of Vicor’s intellectual property related to diagnostic products. STI owns all of Vicor’s intellectual property related to therapeutic products.

     The Company is subject to all the risks inherent in an early stage company in the biotechnology industry which is subject to rapid technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, medical device manufacturers, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company’s technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company’s competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining FDA and other regulatory approvals on products for use in health care. The Company is aware of various products under development or manufactured by competitors, which may use therapeutic approaches that compete directly with certain of the Company’s products.
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
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The March 31, 2009 unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand dollars.
     The information presented as of March 31, 2009 and for the three months ended March 31, 2008 and 2009 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2009 and the consolidated results of its operations for the three months ended March 31, 2008 and 2009 and its consolidated cash flows and net capital deficiency for the three months ended March 31, 2008 and 2009. The results of operations for the three months ended March 31, 2008 and 2009 are not necessarily indicative of the results for the full year.
     Cumulative Effect of a Change in Accounting Principle
     On June 25, 2008, the Financial Accounting Standards Board Ratified the consensus reached by the Emerging Issues Task Force in EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. If an embedded feature (for example, the conversion option embedded in a convertible debt instrument) does not meet the scope exception in paragraph 11(a) of Statement 133, it would be separated from the host contract (the debt instrument) and be separately accounted for as a derivative by the issuer. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, to be applied to outstanding instruments as of the effective date.
     The Company’s Series B Preferred Stock and related warrants contain terms in which the conversion or exercise price can be reduced if the price per share of any common stock sold in the closing of a sale of equity in a registered offering or pursuant to a private placement resulting in at least $3,000,000 of gross proceeds to the Company. Under the consensus reached in EITF 07-5, the conversion option is not considered indexed to the Company’s own stock because the conversion rate can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares. As a change in accounting principle, this resulted in adjustments on January 1, 2009 to decrease beginning additional paid in capital by $804,000 and increase beginning accumulated deficit by $2,215,000 in the accompanying condensed consolidated financial statements.
     Liquidity and Going Concern
     The Company’s financial statements as of and for the three months ended March 31, 2008 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $762,000 for the three months ended March 31, 2009 and had a working capital and accumulated deficit of $2,221,000 and $50,659,000, respectively, as of March 31, 2009. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. These matters raise substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company’s cash balance at March 31, 2009 will not be sufficient to meet such objectives. (See Note 7).
     Management recognizes that the Company must generate additional financing to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products, as well as other business transactions to assure continuation of the Company’s development and operations. The Company is in the process of executing its plan to secure additional capital.

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
NOTE 2 — Summary of Significant Accounting Policies
Revenue Recognition
     As a development-stage enterprise, the Company has no significant operating revenue but expects operating revenue in the second half of 2009. Revenue will be recognized when products are shipped and services rendered.
Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.
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
NOTE 3 — DEBT
12% Convertible Promissory Notes
     In the three months ended March 31, 2009, $40,000 principal amount of the 12% Convertible Promissory Notes was converted into 100,000 shares of common stock at $0.40 per share and noncash interest expense of $600 was recognized.
Other Notes Payable
     On March 27, 2009 the Company received a $200,000 bridge loan for working capital purposes and issued 30,000 shares of common stock as consideration. The loan was repaid in May 2009.
NOTE 4 — OUTSTANDING COMMON STOCK PURCHASE WARRANTS AND OPTIONS
     At March 31, 2009 the Company had 11,710,569 warrants outstanding with an average exercise price of $0.98. During the three months ended March 31, 2009, warrants were granted in connection with the sale of other securities as follows:
•	January — 669,710 at an exercise price of $1.00, 19,500 at an exercise price of $0.50, and 19,500 at an exercise price of $0.01. All warrants are immediately exercisable and expire in January 2014.

•	February — 52,500 at an exercise price of $0.50 per share and 52,500 at an exercise price of $0.01 per share. All warrants are immediately exercisable and expire in February 2014.

•	March — 134,596 at an exercise price of $1.00 per share. All warrants are immediately exercisable and expire in March 2014.

     In January 2009, the Company granted 1,575,000 options to its employees and consultants at an exercise price of $0.78 per share. The options vest over a one year period and expire in January 2016.
NOTE 5 — RELATED PARTY TRANSACTIONS
     The Company is party to a service agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer, whereby all of the Company’s employees serve as ALDA employees under a professional employer organization arrangement. The Service Agreement provides for reimbursing ALDA for its actual payroll and insurance related costs for these employees. For the three months ended March 31, 2009, $187,000 of costs were incurred related to the Service Agreement.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
     The Company from time to time may be subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of these legal proceedings will not have a material effect on the Company’s consolidated financial statements.
NOTE 7 — SUBSEQUENT EVENTS
     In April 2009, the Company received a $100,000 bridge loan for working capital purposes and issued 15,000 shares of common stock as consideration. This loan is scheduled to be repaid in June 2009.
     On May 5, 2009, the Company sold 8% convertible notes in the principal amount of $740,000. Net proceeds of $640,000 will be used to repay short-term loans of $200,000 and for working capital. The Company is seeking additional financing.

NOTE 8— FAIR VALUEOF FINANCIAL INSTRUMENTS
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.
In accordance with SFAS No. 157, the Company measures the financial assets in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value (“NAV”) on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.

•	Level 2 — Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active. Level 2 includes U.S. Treasury, U.S. government and agency debt securities, and mortgage-backed securities. Valuations are usually obtained from third party pricing services for identical or comparable assets or liabilities.

•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, such as option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
The availability of observable inputs can vary from instrument to instrument and in certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.
Recurring Fair Value Measurement Valuation Techniques
The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS No. 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since its inception in July of 2007.
Derivative Financial Instruments
The majority of the Company’s derivative financial instruments, conversion options embedded in convertible promissory notes, are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. The Company considers these models to involve significant judgment on the part of management, including the inputs utilized in its pricing models. The majority of the Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model, as the derivatives held by the Company are comprised of options to convert outstanding promissory notes payable into shares of the Company’s stock, at the note holder’s option. This model is dependent upon several variables such as the expected option term, expected risk-free interest rate over the expected option term, the expected dividend yield rate over the expected option term and the expected volatility of the Company’s stock price over the expected term. The expected term represents the period of time that the options granted are expected to be outstanding. The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected terms of the options at the date of issuance. Expected dividend yield is based on historical trends. Commencing with the quarter ended March 31, 2009, the Company changed its methodology to estimate volatility of its common stock based on an average of published volatilities contained in the most recent audited financial statements of other publicly reporting companies in the similar industry to that of the Company. During the quarter ended March 31, 2009, the Company, determined that the historical prices of the Company were no longer the best proxy to estimate the Company’s volatility.
Level 3 Assets and Liabilities
Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2009, instruments measured at fair value on a recurring basis categorized as Level 3 represented less than 1% of the Company’s total liabilities.
Fair values of liabilities measured on a recurring basis at March 31, 2009 are as follows:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2009
Liabilities
Derivative financial instruments	$3,019,000	—	$—	$3,019,000

Total	$3,019,000	—	$—	$3,019,000
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended March 31, 2009:

Unrealized Gains
Derivative of Financial Instruments
January 1,2009
Included in Earnings (1)	$90,000

Total (2)	$90,000
Purchases, Sales, Other Settlements and Issuances, Net	—
Net Transfers In and/or (out) of Level 3	—

March 31, 2009	$90,000

(1)	Unrealized gains included in earnings are reported in the other income line item.

(2)	Total Unrealized gains were related to Level 3 instruments held at March 31, 2009.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          In this Quarterly Report on 10-Q, “Vicor,” and the terms “Company”, “we”, “us” and “our” refer to Vicor Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Quarterly Report. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.
     Overview of the Business
     We are a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on our patented, proprietary point correlation dimension algorithm (the “PD2i Algorithm”) and software. The PD2i Algorithm facilitates the ability to accurately risk stratify a specific target population to predict future pathological events. We believe that the PD2i Algorithm and software represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign. We are currently developing four proprietary diagnostic medical products which employ software utilizing the PD2i algorithm: the PD2i Analyzer, the PD2i-VS (Vital Sign), the PD2i Cardiac Analyzer and the PD2i OR/ICU. It is also anticipated that the PD2i Algorithm applications will allow for the early detection of Alzheimer’s Disease and other disorders and diseases.
     Our first product, the PD2i Analyzer, displays and analyzes electrocardiographic (ECG) information that measures heart rate variability (“HRV”). The PD2i Analyzer received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. Accordingly, we will be able to market and distribute the PD2i Analyzer for use by physicians and others in the medical community by, among other means, the sale of a private label ECG machine utilizing the PD2i Analyzer software.
     However, until we receive approval from the FDA for a specific medical indication, use of the PD2i Analyzer may be limited. Further, until physicians can obtain insurance reimbursement from the use of our product for a particular medical indication, extensive use and substantial revenue from this product may be delayed.
     Our second product, the PD2i-VS (Vital Sign), is being developed in collaboration with the United States Army and is used to assess the severity of injury of critically injured trauma victims to determine the need for an immediate life saving intervention in those trauma victims who are at high risk of imminent death. It is anticipated that the PD2i-VS will be used for civilian triage and trauma emergency response.
     Our third product, the PD2i Cardiac Analyzer, is able to accurately risk stratify patients into those at high or low risk of suffering a fatal arrhythmic event, or Sudden Cardiac Death (“SCD”), within a six to twelve-month time frame. The PD2i Cardiac Analyzer is the subject of an ongoing clinical trial.
     Our fourth product, the PD2i-OR/IU, is being clinically tested in a collaborative effort with the University of Mississippi Medical Center. The results of this collaborative effort should support an amendment to our 510(k) submission to utilize a change in the PD2i value as an early warning to surgeons and anesthesiologists of a sharply deteriorating condition in a patient during surgery and also facilitate the assessment of ICU patients being discharged to a step-down unit. It is anticipated that this trial will be completed and an amendment to our existing 510(k) submission will be filed in the second half of 2009.

     At March 31, 2009, our cash balance was $268,000. Our management believes that we have sufficient funds to continue operations until July 31, 2009. Our plan of operations includes:
1.	Progress in various clinical trials and amendments to our 510(k) submission:
•	In August 2006 the Company started the VITAL Trial, conducted by the Harvard Clinical Research Institute. The purpose of the trial was to gather sufficient data for an application to the FDA for clearance to market a claim of SCD risk stratification. In early 2009 the Company signed a research agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” We plan to use the PD2i Cardiac Analyzer to retrospectively predict SCD in the congestive heart failure patients who participated in the MUSIC trial. The Company believes this analysis will be completed in the second half of 2009 and will yield a dataset sufficient to support an immediate amendment to the existing 510(k) submission to include a claim for SCD in the second half of 2009 at a fraction of the cost of the VITAL Trial. Consequently, at a meeting of our Board of Directors on March 19, 2009, we decided to suspend enrollment in the VITAL Trial in order to conserve capital pending the outcome of the collaboration involving data obtained from the MUSIC Trial.

•	P2Di-VS — Trauma: We have completed the analysis of 325 civilian trauma files provided under the research and development agreement with the US Army and expect to submit an amendment to our 510(k) submission to the FDA for trauma triage and obtain clearance in the second half of 2009.

•	PD2i OR/ICU — Operating Room/Intensive Care Unit Monitoring: The PD2i-OR/ICU is planned to be clinically tested in a collaborative effort with the University of Mississippi Medical Center. The results of this collaborative effort should support a 510(k) amendment to utilize a change in the PD2i value as an early warning to surgeons and anesthesiologists of a sharply deteriorating condition in a patient during surgery and also facilitate the assessment of ICU patients being discharged to a step-down unit. It is anticipated that this trial will be completed and an amendment to our existing 510(k) submission will be filed in the second half of 2009.

•	PD2i Analyzer — Diabetic Autonomic Neuropathy: We have commenced a clinical trial at the University of Mississippi Medical Center, expected to be completed by the end of the second half of 2009, to establish the PD2i Analyzer’s ability to diagnose diabetic autonomic neuropathy. The trial, Diabetic Autonomic Neuropathy Complexity Evaluation has a primary objective of evaluating the sensitivity and specificity of the PD2i Analyzer in assessing the presence and severity of diabetic autonomic neuropathy Upon completion of the trial, we will prepare and file an amendment to our existing 510(k) submission with the FDA.
2.	Raising additional capital with which to fund ongoing operations and successfully commencing revenue-generating activities.

3.	Securing CE Mark clearance in Europe for the PD2i Cardiac Analyzer and PD2i-VS.

4.	Maintaining the Company’s selling, general and administrative expenses at approximately $150,000 to $250,000 per month.
     However, we may not be successful in raising additional capital or in generating revenue. Furthermore, even if we raise additional capital and generate revenue, we may never achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.
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

Intellectual Property
     Intellectual property, consisting of patents and other proprietary technology, are stated at cost and amortized on the straight-line basis over their estimated useful economic lives. Costs and expenses incurred in creating intellectual property are expensed as incurred. The cost of purchased intellectual property is capitalized. Software development costs are expensed as incurred.
Revenue Recognition
     As a development-stage enterprise, we currently have no significant revenue. We have received FDA clearance for our first product (and will continue to seek CE Mark clearance in Europe); accordingly, we expect to recognize revenue as products are shipped or services are rendered.
Accounting for Stock-Based Compensation
     We recorded equity-based compensation expense for employees and nonemployees in accordance with the fair-value provisions of SFAS 123R, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.
Accounting for Derivative and Financial Instruments
     We evaluate financial instruments using the guidance provided by the EITF Issue No. 07-5 and apply the provisions thereof to the accounting of items identified as derivative financial instruments not indexed to our stock.
Fair Value of Financial Instruments
     The Company follows the provisions of Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements.
     The Company uses fair value measurements for determining the valuation of derivative financial instruments payable in shares of its common stock. This primarily involves option pricing models that incorporate certain assumptions and projections to determine fair value. These require management judgment.
Results of Operations
     The following table sets forth the amounts and percentages of total expenses represented by certain items reflected in our consolidated statements of operations for the dates shown below.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Three months ended March 31,
	2008		2009
	UNAUDITED)		(UNAUDITED)
Revenue	$—	0.0%	$—	0.0%

Operating expenses:
Research and development	242,000	21.0%	199,000	26.1%
Selling, general and administrative expenses	444,000	38.5%	580,000	76.1%
Depreciation and amortization	10,000	0.9%	10,000	1.3%
Interest expense	458,000	39.7%	63,000	8.3%

Total operating expenses	1,154,000	100.0%	852,000	111.8%

Other income	—	0.0%	90,000	-11.8%

Loss before dividend	(1,154,000)	-100.0%	(762,000)	-100.0%
Dividend related to Series A and B preferred stock	(22,000)	-1.9%	(101,000)	-13.2%
Value of warrants issued in connection with sales of Series B preferred stock	(718,000)	-62.2%	(320,000)	-42.0%

Total dividends for the benefit of preferred stock	(740,000)	-64.1%	(421,000)	-55.2%

Net loss applicable to common stock	$(1,894,000)	-164.1%	$(1,183,000)	-151.3%

Net loss per common share-basic	$(0.07)		$(0.03)

Weighted average number of shares of common shares outstanding	26,184,754		35,010,142
Research and Development
     Research and development costs decreased by $43,000 to $199,000 for the three months ended March 31, 2009. The principal reason for the decrease in 2009 was the suspension of the VITAL Trial which had costs of $160,000 in 2008 that were only partially offset by the University of Rochester Study with costs of $70,000 in 2009.
Selling, General and Administrative Expenses
        Selling, general and administrative costs were $580,000 for the three months ended March 31, 2009 compared with $444,000 for the three months ended March 31, 2008. In the first quarter of 2009 we incurred increased legal fees related to our patents in the amount of $100,000 and had increased equity-based compensation of $90,000 related to our directors and consultants. Payroll and accounting costs decreased a total of $40,000 in the first quarter of 2009.
Interest Expense
        Interest expense was $63,000, for the quarter ended March 31, 2009 compared with $458,000 for the period ended March 31, 2008, $324,000 of interest expense was recognized in 2008 as a result of amortizing financing costs of notes sold and did not recur in 2009. Outstanding notes payable were significantly reduced in 2008 which contributed to an additional $93,000 decrease in 2009 interest expense as compared to 2008.
Liquidity and Capital Resources
        As a development-stage company, we have no revenue and must raise capital to execute our business plan and commercialize our products. At March 31, 2009 we had a working capital deficiency of $2,221,000 and $268,000 in cash. Our working capital is not sufficient to meet our objectives.
        Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity and debt securities. We have raised approximately $18,500,000 since our inception in 2000 in a series of private placements of our common stock, convertible preferred stock and convertible notes to accredited investors, a number of which are physicians.
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
Going Concern
     We have prepared our financial statements for the three months ended March 31, 2009 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $762,000 for the three months ended March 31, 2009 and had an accumulated deficit of $50,659,000 at March 31, 2009. We expect to incur substantial expenditures to further the commercial development of our products, and our working capital at March 31, 2009 will not be sufficient to meet such objectives. Management recognizes that the Company must generate additional cash to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of the Company’s products as well as other business transactions to assure continuation of our operations.
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
Item 4T. Controls and Procedures.
     (a) Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Chief Executive and Financial Officer, and Thomas J. Bohannon, our Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive and Financial Officer and our Chief Accounting Officer concluded that at March 31, 2009 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
     (b) Changes in Internal Controls
     There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
     None.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits
(A)

Exhibit No.	Description
31.1	Certification of David H. Fater, Chief Executive Officer, President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Thomas J. Bohannon, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of David H. Fater, Chief Executive Officer, President and Chief Financial Officer and Thomas J. Bohannon, Chief Accounting Officer, of Vicor Technologies, Inc., pursuant to 18 U.S.C. 1350.*

*	Filed herewith

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2009	Vicor Technologies, Inc.
	By:	/s/ David H. Fater
David H. Fater
Chief Executive Officer, President and Chief Financial Officer

	By:	/s/ Thomas J. Bohannon
		Name:	Thomas J. Bohannon
		Title:	Chief Accounting Officer