Form 10-Q/A
period 2009-03-31
Vicor Technologies, Inc.
filed 2009-08-19
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
AMENDMENT No. 1
to

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 0-51475
VICOR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2903491 (I.R.S. Employer Identification No.)

2300 NW Corporate Boulevard, Suite 123, Boca Raton, Florida (Address of principal executive office)	33431 (Zip Code)
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
     As of March 31, 2009, there were 35,676,314 shares of the Registrant’s Common Stock, $.0001 par value, outstanding.
Transitional Small Business Disclosure Form (Check one): Yes ☐  No ☑

EXPLANATORY NOTE
We originally filed our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (the “Original 10-Q”) with the Securities and Exchange Commission (“SEC”) on May 15, 2009 (the “Original Filing Date”). During the quarter ended March 31, 2009, EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“Issue 07-5”) became effective and was adopted by us with the accounting included in the condensed consolidated financial position and results of operations for the three months ended March 31, 2009. The purpose of this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) is to revise our condensed consolidated financial statements for the quarter ended March 31, 2009. The purpose of the revision is to adjust the accounting treatment given to derivative financial instruments as required by Issue 07-5.
Our Series B Voting Junior Convertible Cumulative preferred stock (“Series B”) has embedded options that enable the holder to convert the Series B shares into shares of our common stock. Purchasers of the Series B stock also received warrants to purchase common stock. The terms of the instruments provide that the conversion price of Series B shares and the exercise price of the warrants can be reduced upon the occurrence of certain events as discussed in Note 1 to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2009, which are included in Part 1, Item 1. Management originally believed that it was appropriate to record the conversion option at its intrinsic value. However, after additional consideration and consultation, it was determined that an options pricing method is a more appropriate valuation methodology.
We accounted for the adoption of Issue 07-5 as a change in accounting principle. As presented in the Original 10-Q, additional paid-in capital was originally decreased by $804,000 and accumulated deficit was increased by $2,215,000 and a derivative liability was recorded in the amount of $3,019,000. At March 31, 2009, the balance of the derivative liability was $3,190,000. As presented in this Form 10-Q/A, upon adoption of Issue 07-5 our additional paid-in capital was decreased by $4,049,000, accumulated deficit was increased by $480,000 and a derivative liability was recorded in the amount of $3,569,000. At March 31, 2009 the revised derivative liability was $4,229,000
Please see Note 1 to our condensed consolidated financial statements for the quarter ended March 31, 2009 contained in Part I, Item 1 for more information.
This Form 10-Q/A amends and revises our Original 10-Q, to reflect the adjustments to our initial accounting for Issue 07-5. Except for the amended or adjusted information contained herein, this Form 10-Q/A continues to speak as of the Original Filing Date (unless explicitly identified as of another date). Other events or circumstances occurring after the Original Filing Date or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the SEC, subsequent to the Original Filing Date of our Original 10-Q.

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2009
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2008 and March 31, 2009 (Revised) (unaudited)	4
Condensed Consolidated Statements of Operations for the three months ending March 31, 2008 and 2009 (Revised) and the period from August 4, 2000 (inception) through March 31, 2009 (Revised) (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2008 and 2009 (Revised) and the period from August 4, 2000 (inception) through March 31, 2009 (Revised) (unaudited)	6
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the Three Months ended March 31, 2009 (Revised) (unaudited)	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	19
Item 4T. Controls and Procedures	19
PART II — Other Information
Item 1. Legal Proceedings	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits	20
Signatures	21
EX-31.1
EX-31.2
EX-32.1

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2008 and March 31, 2009 (Revised)
(UNAUDITED)

	December 31, 2008	March 31, 2009
ASSETS
Current assets:
Cash	$182,000	$268,000
Prepaid expenses	14,000	51,000

Total current assets	196,000	319,000

Furniture and fixtures, net of accumulated depreciation of $62,000 and $63,000 at December 31, 2008 and March 31, 2009, respectively	2,000	1,000
Other assets
Deposits	12,000	12,000
Intellectual property, net of accumulated amortization of $186,000 and $195,000 at December 31, 2008 and March 31, 2009, respectively	266,000	257,000

	$476,000	$589,000

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,000,000	$845,000
Notes payable:
Colonial Bank	300,000	300,000
2004 notes	250,000	250,000
12% convertible promissory notes	150,000	110,000
15% promissory notes	100,000	100,000
Other	100,000	300,000
Due to related parties	100,000	100,000
Accrued dividends payable	434,000	535,000

Total current liabilities	2,434,000	2,540,000

Derivative financial instruments payable in shares of common stock	—	4,229,000
Commitments and contingencies
Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	—	—
Series B Voting Junior Convertible Cumulative 4,781,295 and 5,250,851 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 32,971,619 and 35,676,314 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	3,000	4,000
Additional paid-in capital	44,782,000	42,042,000
Stock subscriptions in process	577,000	89,000
Deficit accumulated during the development stage	(47,320,000)	(48,315,000)

Net capital deficiency	(1,958,000)	(6,180,000)

	$476,000	$589,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2008 and 2009 (Revised) and
From August 4, 2000 (inception) to March 31, 2009 (Revised)
(Unaudited)

			Period from
	Three months	Three months	August 4, 2000
	ended March 31,	ended March 31,	(inception) through
	2008	2009	March 31, 2009
		(Revised)	(Revised)
Revenues	$—	$—	$844,000

Operating expenses:
Research and development	242,000	199,000	14,262,000
General and administrative	444,000	580,000	25,687,000
Depreciation and amortization	10,000	10,000	292,000
Interest	458,000	63,000	6,805,000

Total operating expenses	1,154,000	852,000	47,046,000
Other expense	—	294,000	294,000

Net loss	(1,154,000)	(1,146,000)	(46,496,000)
Dividends for the benefit of preferred stock:
Payable on Series A and Series B preferred stock	(22,000)	(101,000)	(535,000)
Series B – amortization of discounts arising from issuances of derivative financial instruments	—	(228,000)	(228,000)
Value of warrants issued in connection with sales of Series B preferred stock	(718,000)	—	(1,536,000)

Total dividends for the benefit of preferred stock	(740,000)	(329,000)	(2,299,000)

Net loss applicable to common stock	$(1,894,000)	$(1,475,000)	$(48,795,000)

Net loss per common share — basic and diluted	$(0.07)	$(0.04)

Weighted average number of shares of common stock outstanding	26,184,754	35,010,142

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2009 (Revised) and
From August 4, 2000 (inception) to March 31, 2009 (Revised)
(Unaudited)

			Period from
	Three Months	Three Months	August 4, 2000
	ended March	ended March	(Inception) to
	31, 2008	31,2009	March 31, 2009
		(Revised)	(Revised)
Cash flows from operating activities:
Net loss	$(1,154,000)	$(1,146,000)	$(46,496,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,000	12,000	294,000
Noncash interest imputed upon issuance of equity securities	332,000	32,000	5,321,000
Unrealized loss on derivative financial instruments	—	294,000	294,000
Loss from sale of assets	—	—	48,000
Securities issued for services	—	7,000	208,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in lieu of interest payments	—	6,000	267,000
Warrants issued for consulting	—	—	204,000
Equity-based compensation	34,000	142,000	18,187,000
Changes in assets and liabilities:	—	—
Accounts receivable	—	—	(16,000)
Prepaid expenses and other assets	—	(20,000)	(116,000)
Accounts payable and accrued expenses	94,000	170,000	1,928,000

Net cash used in operating activities	(684,000)	(503,000)	(19,259,000)
Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of furniture and fixtures	—	—	(154,000)

Net cash used in investing activities	—	—	(332,000)
Cash flows from financing activities:
Due to related parties	—	—	315,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	1,017,000	261,000	2,825,000
Proceeds from sale of common stock	7,000	128,000	11,268,000
Repayment of notes	(100,000)	—	(605,000)
Proceeds from bridge loan	—	200,000	200,000
Proceeds from sale of notes	300,000	—	5,362,000
Contributed capital	—	—	178,000
Proceeds for stock to be issued	—	—	16,000

Net cash provided by financing activities	1,224,000	589,000	19,859,000

Net increase in cash	540,000	86,000	268,000
Cash at beginning of period	4,000	182,000	—

Cash at end of period	$544,000	$268,000	$268,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2008 and 2009 (Revised) and
From August 4, 2000 (inception) to March 31, 2009 (Revised)
(Unaudited)

			Period from
	Three Months	Three Months	August 4, 2000
	ended March 31,	ended March 31,	(Inception) to
	2008	2009	March 31, 2009
		(Revised)	(Revised)
Supplemental cash flow information:
Issuance of previously-subscribed common stock	$—	$16,000	$16,000

Conversion of accounts payable to note payable	—	—	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	—	—	261,000

Cash paid for interest expense	114,000	23,000	895,000

Accrued equity-based compensation	46,000	—	41,000

Accrued dividends	740,000	101,000	2,071,000

Interest on promissory notes paid in common stock	—	—	520,000

Promissory notes converted to common stock	—	—	912,000

Related party accrual converted to common stock	325,000	—	561,000

Conversion of debt to series B Preferred Stock	—	—	1,567,000

Conversion of notes payable to common stock	—	40,000	1,819,000

Accrued expenses paid with preferred stock	—	108,000	108,000

Accrued expenses paid with common stock	—	772,000	772,000

Fair value of derivative financial instruments issued in connection with Series B preferred stock	—	366,000	366,000

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET CAPITAL DEFICIENCY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (Revised)
(UNAUDITED)

			Preferred Stock
	Common Stock		Class A		Class B		Additional	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Subscribed	Deficit	Total
Balance at December 31, 2008	32,971,619	$3,000	157,592	$—	4,781,295	$—	$44,782,000	$577,000	$(47,320,000)	$(1,958,000)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(4,049,000)	—	480,000	(3,569,000)
Issuance of stock for services	581,987	1,000	—	—	143,596	—	334,000	—	—	335,000
Issuance of stock for cash	366,000	—	—	—	325,960	—	388,000	—	—	388,000
Stock issued related to notes payable transactions	131,500	—	—	—	—	—	95,000	—	—	95,000
Issuance of common stock for interest payments	3,276	—	—	—	—	—	2,000	—	—	2,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(101,000)	(101,000)
Fair value of derivative financial instruments issued in connection with Series B preferred stock	—	—	—	—	—	—	(366,000)	—	—	(366,000)
Issuance of stock options for services	—	—	—	—	—	—	51,000	—	—	51,000
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	228,000	—	(228,000)	—
Stock subscribed: Issued in payment of accrued compensation	1,621,932	—	—	—	—	—	577,000	(577,000)	—	—
Other item — net	—	—	—	—	—	—	—	89,000	—	89,000
Net loss	—	—	—	—	—	—	—	—	(1,146,000)	(1,146,000)

Balance at March 31, 2009 (Revised)	35,676,314	$4,000	157,592	$—	5,250,851	—	$42,042,000	$89,000	$(48,315,000)	$(6,180,000)

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

     The Company’s Series B preferred stock and related warrants contain terms in which the conversion or exercise price may be reduced if the company issues or sells shares of its common stock at a price less than the conversion price of the Series B Preferred Stock or the exercise price of the warrants. Under the consensus reached in EITF 07-5, the conversion option is not considered indexed to the Company’s own stock because the conversion rate can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares. As a change in accounting principle, this resulted in initial adjustments on January 1, 2009 to decrease beginning additional paid-in capital by $804,000 and increase beginning accumulated deficit by $2,215,000 in the accompanying condensed consolidated financial statements. Upon further study and consultation, management determined that the initial adjustments using the intrinsic value method for the conversion option associated with the preferred stock were incorrect. The fair value calculations have been revised to use an options pricing method, resulting in an adjustment that decreases additional paid-in capital by an additional $3,245,000 and increases accumulated deficit by $2,695,000.
Revision of Quarterly Results
     At the time the Company filed its quarterly report on Form 10-Q on May 14, 2009, management believed that it was appropriate to record the conversion option at its intrinsic value. After additional consideration and consultation, it was determined that an options pricing method is a more appropriate valuation methodology. Accordingly, the Company’s condensed consolidated financial position and results of operations have been revised to reflect this change in valuation. The table below summarizes the affected accounts and the effect of adjustments made to apply the option pricing method:

	Original Amount	Adjustment	As Revised
Derivative liability	$3,190,000	$1,039,000	$4,229,000
Additional paid-in capital	$(804,000)	$(3,245,000)	$(4,049,000)
Accumulated deficit	$(2,215,000)	$2,695,000	$480,000
Other income (expense)	$90,000	$(384,000)	$(294,000)
Net loss	$(762,000)	$(384,000)	$(1,146,000)
     Liquidity and Going Concern
     The Company’s financial statements as of and for the three months ended March 31, 2008 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,146,000 for the three months ended March 31, 2009 and had a working capital and accumulated deficit of $2,221,000 and $48,315,000, respectively, as of March 31, 2009. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. These matters raise substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company’s cash balance at March 31, 2009 will not be sufficient to meet such objectives. (See Note 7).
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
NOTE 3 — DEBT
12% Convertible Promissory Notes
     In the three months ended March 31, 2009, $40,000 principal amount of the 12% Convertible Promissory Notes was converted into 100,000 shares of common stock at $0.40 per share and noncash interest expense of $33,000.
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
NOTE 8— FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Recurring Fair Value Measurement Valuation Techniques
     The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with SFAS No. 157, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since the commencement of trading in July of 2007.
Derivative Financial Instruments
The Company’s derivative financial instruments consist of conversion options embedded in Series B Preferred Stock and Warrants to purchase common stock issued with preferred stock. These instruments are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. These models require significant judgment on the part of management, including the inputs utilized in its pricing models. The majority of the Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model and the following assumptions:

	January 1, 2009	March 31, 2009
Conversion feature:
Risk-free interest rate	2.10%	1.87%
Expected volatility	63%	63%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	2.10%	1.87%
Expected volatility	63%	63%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

Fair value:
Conversion feature	$1,664,000	$2,018,000
Warrants	$1,905,000	$2,211,000
Prior to January 1, 2009, the Company used the historical prices of its common stock to determine its volatility. Subsequently, the Company determined that the historical prices of its common stock was not the best proxy to estimate the volatility of its common stock. Effective as of January 1, 2009 the Company’s methodology to estimate volatility of its common stock is based on an average of published volatilities contained in the most recent audited financial statements of other publicly reporting companies in industries similar to that of the Company.
Level 3 Assets and Liabilities
Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2009, instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 62% of the Company’s total liabilities.
Fair values of liabilities measured on a recurring basis at March 31, 2009 are as follows:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative financial instruments	$4,229,000	—	$—	$4,229,000

Total	$4,229,000	—	$—	$4,229,000
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

Unrealized Loss
Derivative Financial
Instruments
Included in Earnings (1)	$294,000

Total (2)	$294,000
Purchases, Sales, Other Settlements and Issuances, Net	—
Net Transfers In and/or (out) of Level 3	—

March 31, 2009	$294,000

(1)	Unrealized loss included in earnings is reported in the other expense line item.

(2)	Total unrealized loss related to Level 3 instruments held at March 31, 2009.
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this Amendment No. 1 to our Quarterly Report on 10-Q, “Vicor,” and the terms “Company”, “we”, “us” and “our” refer to Vicor Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
     This Amendment No. 1 to our Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this Quarterly Report. You should carefully review the risk factors described in other documents we file from time to time with the U.S. Securities and Exchange Commission, including our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.
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
Accounting for Derivative and Financial Instruments
     We evaluate financial instruments using the guidance provided by the EITF Issue No. 07-5 and apply the provisions thereof to the accounting of items identified as derivative financial instruments not indexed to our stock. See Note 1, Organization and Nature of Business — Cumulative Effect of a Change in Accounting Principle.
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
     The Company uses fair value measurements for determining the valuation of derivative financial instruments payable in shares of its common stock. This primarily involves option pricing models that incorporate certain assumptions and projections to determine fair value which requires management judgment.

Results of Operations
     The following table sets forth the amounts and percentages of total operating expenses represented by certain items reflected in our consolidated statements of operations for the dates shown below.
Three months ended March 31, 2009 compared to the three months ended March 31, 2008

	Three months ended March 31,
	2008		2009
	(UNAUDITED)		(UNAUDITED)
Revenue	$—	0.0%	$—	0.0%

Operating expenses:
Research and development	242,000	21.0%	199,000	23.3%
Selling, general and administrative expenses	444,000	38.5%	580,000	68.1%
Depreciation and amortization	10,000	0.9%	10,000	1.2%
Interest expense	458,000	39.6%	63,000	7.4%

Total operating expenses	1,154,000	100.0%	852,000	100.0%

Other expense	—	0.0%	294,000	-34.5%

Loss before dividend	(1,154,000)	-100.0%	(1,146,000)	-134.5%
Dividend related to Series A and B preferred stock	(22,000)	-1.9%	(101,000)	-11.8%
Series B amortization of discounts arising from the issuance of derivative financial instruments	—	—%	(228,000)	-26.8%
Value of warrants issued in connection with sales of Series B preferred stock	(718,000)	-62.2%	—	—

Total dividends for the benefit of preferred stock	(740,000)	-64.1%	(329,000)	-38.6%

Net loss applicable to common stock	(1,894,000)	-164.1%	(1,475,000)	-173.1%

Net loss per common share-basic	$(0.07)		$(0.04)

Weighted average number of shares of common shares outstanding	26,184,754		35,010,142

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
Going Concern
     We have prepared our financial statements for the three months ended March 31, 2009 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $1,146,000 for the three months ended March 31, 2009 and had an accumulated deficit of $48,315,000 at March 31, 2009. We expect to incur substantial expenditures to further the commercial development of our products, and our working capital at March 31, 2009 will not be sufficient to meet such objectives. Management recognizes that the Company must generate additional cash to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of the Company’s products as well as other business transactions to assure continuation of our operations.
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
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Chief Executive and Financial Officer, and Thomas J. Bohannon, our Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive and Financial Officer and our Chief Accounting Officer concluded that at March 31, 2009 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 as amended is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
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

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to our quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2009	Vicor Technologies, Inc.
	By:	/s/ David H. Fater
David H. Fater
Chief Executive Officer, President and Chief Financial Officer

	By:	/s/ Thomas J. Bohannon
		Name:	Thomas J. Bohannon
		Title:	Chief Accounting Officer