Form 10-Q
period 2009-06-30
Vicor Technologies, Inc.
filed 2009-08-19
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
     As of June 30, 2009, there were 37,045,548 shares of the Registrant’s Common Stock, $.0001 par value, outstanding.
Transitional Small Business Disclosure Form (Check one): Yes ☐  No ☑

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2009
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and six months ending June 30, 2008 and 2009 and the period from August 4, 2000 (inception) through June 30, 2009 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ending June 30, 2008 and 2009 and the period from August 4, 2000 (inception) through June 30, 2009 (unaudited)	5
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the six Months ended June 30, 2009 (unaudited)	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4T. Controls and Procedures	18
PART II — Other Information
Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Submission of Matters to a Vote of Security Holders	19
Item 5. Other Information	19
Item 6. Exhibits	19
Signatures	20
Exhibit 10.1	21
Exhibit 31.1	37
Exhibit 31.2	38
Exhibit 32.1	39
EX-10.1
EX-31.1
EX-31.2
EX-32.1

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2008 and June 30, 2009
(Unaudited)

ASSETS	December 31, 2008	June 30, 2009
Current assets:
Cash	$182,000	$209,000
Prepaid expenses	14,000	57,000

Total current assets	196,000	266,000

Furniture and fixtures, net of accumulated depreciation of $62,000 and $64,000 at December 31, 2008 and June 30, 2009, respectively	2,000	1,000

Other assets
Deposits	12,000	12,000
Intellectual property, net of accumulated amortization of $186,000 and $204,000 at December 31, 2008 and June 30, 2009, respectively	266,000	248,000

	$476,000	$527,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,000,000	$573,000
Notes payable:
Colonial Bank	300,000	300,000
2004 notes	250,000	250,000
12% convertible promissory notes	150,000	110,000
15% promissory notes	100,000	100,000
8% convertible promissory notes	—	111,000
Other	100,000	100,000
Due to related parties	100,000	100,000
Accrued dividends payable	434,000	639,000

Total current liabilities	2,434,000	2,283,000

Derivative financial instruments payable in shares of common stock	—	5,165,000

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	—	—
Series B Voting Junior Convertible Cumulative, 4,781,295 and 5,363,351 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 32,971,619 and 37,045,548 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	3,000	4,000
Additional paid-in capital	44,782,000	42,926,000
Stock subscribed	577,000	116,000
Deficit accumulated during the development stage	(47,320,000)	(49,967,000)

Net capital deficiency	(1,958,000)	(6,921,000)

	$476,000	$527,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2008 and 2009 and
From August 4, 2000 (inception) to June 30, 2009
(Unaudited)

	Three months	Three months
	ended June 30,	ended June 30,
	2008	2009

Revenues	$—	$—

Operating expenses:
Research and development	210,000	271,000
General and administrative	667,000	642,000
Depreciation and amortization	11,000	10,000
Interest	2,559,000	285,000

Total operating expenses	3,447,000	1,208,000
Unrealized loss on derivative financial instruments	—	(88,000)

Net loss	(3,447,000)	(1,296,000)
Dividends for the benefit of preferred stockholders:
Series A and Series B preferred stock	(67,000)	(103,000)
Amortization of derivative discount on Series B preferred stock	—	(93,000)
Value of warrants issued in connection with sales of Series B preferred stock	(1,070,000)	—

Total dividends for the benefit of preferred stockholders	(1,137,000)	(196,000)

Net loss applicable to common stock	$(4,584,000)	$(1,492,000)

Net loss per common share — basic and diluted	$(0.16)	$(0.04)

Weighted average number of common shares outstanding	29,429,216	36,289,671

			Period from
			August 4, 2000
	Six months	Six months	(inception)
	ended	ended	through June 30,
	June 30, 2008	June 30, 2009	2009
Revenues	$—	$—	$844,000

Operating expenses:
Research and development	498,000	470,000	14,533,000
General and administrative	1,065,000	1,222,000	26,329,000
Depreciation and amortization	21,000	20,000	302,000
Interest	3,017,000	348,000	7,090,000

Total operating expenses	4,601,000	2,060,000	48,254,000
Unrealized loss on derivative financial instruments	—	(382,000)	(382,000)

Net loss	(4,601,000)	(2,442,000)	(47,792,000)
Dividends for the benefit of preferred stockholders:
Series A and Series B preferred stock	(89,000)	(204,000)	(638,000)
Amortization of derivative discount on Series B preferred stock	—	(321,000)	(321,000)
Value of warrants issued in connection with sales of Series B preferred stock	(1,070,000)	—	(1,536,000)

Total dividends for the benefit of preferred stockholders	(1,159,000)	(525,000)	(2,495,000)

Net loss applicable to common stock	$(5,760,000)	$(2,967,000)	$(50,287,000)

Net loss per common share — basic and diluted	$(0.20)	$(0.08)

Weighted average number of common shares outstanding	28,220,551	35,649,907

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2009 and
From August 4, 2000 (inception) to June 30, 2009
(Unaudited)

			Period from
	Six Months	Six Months	August 4, 2000
	ended	ended	(Inception) to
	June 30, 2008	June 30, 2009	June 30, 2009

Cash flows from operating activities:
Net loss	$(4,601,000)	$(2,442,000)	$(47,792,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,000	22,000	304,000
Noncash interest imputed on conversion of debt to equity	2,772,000	165,000	5,454,000
Noncash interest from deferred financing costs and debt-based derivative liabilities		146,000	146,000
Unrealized loss on derivative financial instruments		382,000	382,000
Loss from sale of assets	—	—	48,000
Securities issued for services	—	13,000	214,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in settlement of interest expense	9,000	19,000	280,000
Warrants issued for consulting	—	—	204,000
Equity-based compensation	394,000	220,000	18,265,000
Changes in assets and liabilities:
Accounts receivable	—	—	(16,000)
Prepaid expenses and other assets	—	(166,000)	(262,000)
Accounts payable and accrued expenses	83,000	(101,000)	1,657,000

Net cash used in operating activities	(1,322,000)	(1,742,000)	(20,498,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of furniture and fixtures	—	—	(154,000)

Net cash used in investing activities	—	—	(332,000)

Cash flows from financing activities:
Due to related parties	—	—	315,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	1,566,000	351,000	2,915,000
Proceeds from sale of common stock	—	128,000	11,268,000
Repayment of notes	(242,000)	(200,000)	(805,000)
Proceeds from bridge loan	—	300,000	300,000
Proceeds from sale of notes	300,000	1,190,000	6,552,000
Contributed capital	—	—	178,000
Proceeds for stock to be issued	—	—	16,000
Net cash provided by financing activities	1,624,000	1,769,000	21,039,000

Net increase in cash	302,000	27,000	209,000
Cash at beginning of period	4,000	182,000	—

Cash at end of period	$306,000	$209,000	$209,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2009 and
From August 4, 2000 (inception) to June 30, 2009
(Unaudited)

			Period from
			August 4, 2000
	Six Months ended	Six Months ended	(Inception) to
	June 30, 2008	June 30, 2009	June 30, 2009

Supplemental cash flow information:
Issuance of previously-subscribed common stock	$—	$16,000	$16,000

Conversion of accounts payable to note payable	—	—	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	—	—	261,000

Cash paid for interest expense	174,000	47,000	919,000

Accrued equity-based compensation	100,000	—	41,000

Accrued dividends	1,159,000	204,000	2,174,000

Derivative discount on Series B preferred stock	—	93,000	93,000

Interest on promissory notes paid in common stock	—	—	520,000

Promissory notes converted to common stock	—	—	912,000

Related party accrual converted to common stock	325,000	—	—

Conversion of debt to series B Preferred Stock	1,609,000	—	1,567,000

Conversion of notes payable to common stock	1,501,000	190,000	1,969,000

Deferred costs paid with common stock	—	193,000	193,000

Accrued expenses paid with preferred stock	—	—	108,000

Accrued expenses paid with common stock	—	—	772,000

Fair value of derivative financial instruments issued in connection with Series B preferred stock	—	454,000	454,000

See accompanying notes to condensed consolidated financial statements.

VICOR TECHNOLOGIES, INC.
(UNAUDITED)
Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency)
for the six months ended June 30, 2009
(Unaudited)

			Preferred Stock
	Common Stock		Class A		Class B		Additional Paid-	Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	In Capital	Subscribed	Deficit	Total
Balance at December 31, 2008	32,971,619	$3,000	157,592	$—	4,781,295	$—	$44,782,000	$577,000	$(47,320,000)	$(1,958,000)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(4,049,000)	—	480,000	(3,569,000)
Issuance of stock for services	625,710	1,000	—	—	143,596	—	365,000	—	—	366,000
Issuance of stock for cash	373,500	—	—	—	438,460	—	478,000	—	—	478,000
Stock issued related to notes payable transactions	617,590	—	—	—	—	—	459,000	—	—	459,000
Issuance of common stock for settlement of interest	45,144	—	—	—	—	—	35,000	—	—	35,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(204,000)	(204,000)
Exercise of warrants	500,000	—	—	—	—	—	—	—	—	—
Fair value of derivative financial instruments issued in connection with Series B preferred stock	—	—	—	—	—	—	(472,000)	—	—	(472,000)
Issuance of stock options for services	—	—	—	—	—	—	51,000	—	—	51,000
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	481,000	—	(481,000)	—
Stock subscribed:
Issued in payment of accrued compensation	1,911,985	—	—	—	—	—	577,000	(577,000)	—	—
Other items — net		—	—	—	—	—	219,000	116,000	—	335,000
Net loss	—	—	—	—	—	—	—	—	(2,442,000)	(2,442,000)

Balance at June 30, 2009	37,045,548	$4,000	157,592	$—	5,363,351	$—	$42,926,000	$116,000	$(49,967,000)	$(6,921,000)

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
Nature of the Business
     Vicor Technologies, Inc. (“Vicor” or the “Company”) is a development-stage company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company is commercializing innovative noninvasive diagnostic technology products based on its patented algorithm and software, the PD2i Algorithm. The PD2i Algorithm facilitates the ability to accurately risk stratify a specific target population to predict future pathological events. The PD2i Algorithm represents a revolutionary noninvasive monitoring technology that can be used as a new and accurate vital sign. Vicor is currently commercializing its three (3) proprietary diagnostic medical products: the PD2i Analyzer, the PD2i VS (Vital Sign) and the PD2i Cardiac Analyzer (CA). Vicor’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation.
     The Company’s first product, the PD2i Analyzer, displays and analyzes electrocardiographic information that measures heart rate variability . The PD2i Analyzer received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. Until the Company receives approval from the FDA for a specific medical indication, use of the PD2i Analyzer may be limited. Further, until physicians can obtain insurance reimbursement from the use of the PD2i Analyzer for a particular medical indication, extensive use and substantial revenue from this product may be delayed.
     We will be commencing a clinical trial to establish the PD2i Analyzer’s ability to diagnose diabetic autonomic neuropathy. The trial will have a primary objective of evaluating the sensitivity and specificity of the PD2i Analyzer in assessing the presence of diabetic autonomic neuropathy Upon completion of the trial, we will prepare and file an amendment to our existing 510(k) submission with the FDA for diabetic autonomic neuropathy.
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
     The Company’s third product, the PD2i Cardiac Analyzer, is able to accurately risk stratify patients into those at high or low risk of suffering a fatal arrhythmic event, or Sudden Cardiac Death (“SCD”), within a six to twelve-month time frame. The PD2i Cardiac Analyzer is the subject of an ongoing research collaboration. On February 5, 2009 the Company signed a Research Agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” Vicor plans to use the PD2i Cardiac Analyzer to retrospectively identify those who suffered SCD in the congestive heart failure patients who participated in the MUSIC trial. The Company believes this analysis will be completed in the second half of 2009 and will yield a dataset sufficient to support an amendment to the existing 510(k) submission to include a claim for SCD in the second half of 2009.
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

     The Company has limited experience in conducting and managing pre-clinical testing necessary to enter clinical trials required to obtain government approvals and has limited experience in conducting clinical trials. Accordingly, the Company’s competitors may succeed in obtaining FDA approval for products more rapidly than the Company, which could adversely affect the Company’s ability to further develop and market its products. If the Company commences significant commercial sales of its products, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which the Company has limited or no current experience.
     Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The June 30, 2009 unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand dollars.
     The information presented as of June 30, 2009 and for the six months ended June 30, 2008 and 2009 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of June 30, 2009 and the consolidated results of its operations for the three and six months ended June 30, 2008 and 2009 and its consolidated cash flows and net capital deficiency for the six months ended June 30, 2008 and 2009. The results of operations for the six months ended June 30, 2008 and 2009 are not necessarily indicative of the results for the full year.
     Liquidity and Going Concern
     The Company’s financial statements as of and for the three and six months ended June 30, 2008 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,442,000 for the six months ended June 30, 2009 and had a working capital deficit and net capital deficiency of $2,017,000 and $6,921,000, respectively, as of June 30, 2009. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. These matters raise substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. The Company’s cash balance at June 30, 2009 will not be sufficient to meet such objectives. (See Note 7).
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
Fair Value of Derivative Financial Instruments
     Certain of the Company’s derivative financial instruments (warrants and conversion rights embedded in convertible preferred stock and conversion rights embedded in convertible debt) are recorded at fair value. Periodic changes in fair value are recorded in the statement of operations.
     The value of a derivative financial instrument is classified as an asset or liability depending on the nature of the instrument. The Company’s derivative financial instruments are liabilities payable only through the issuance of shares of common stock and not through the payment of cash or other assets.
Recent Pronouncements
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets standards for the disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 set forth the following:(1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective April 1, 2009. The Company uses the date of the filing of its Form 10-Q with the Securities and Exchange Commission as the date through which subsequent events have been evaluated which is the same date as the date these financial statements were issued. The adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 3 — DEBT
8% Convertible Promissory Notes
     During the three-month period ended June 30, 2009 the Company sold $1,190,000 of 8% convertible promissory notes. The notes are due two years from date of issue and are convertible into common stock at the option of the holder any time prior to maturity. The conversion rights embedded in the notes are derivative financial instruments due to conversion terms of the notes. The fair values of the derivative financial instrument at their issue dates are $816,000.
     $150,000 of the notes were converted into common stock, reducing the derivative liability and increasing additional paid-in capital by $74,000. Debt discount of $74,000 was amortized to noncash interest expense.
Other Notes Payable
     The Company repaid a $200,000 bridge loan for working capital purposes and borrowed an additional $100,000 during the three months ended June 30, 2009. The $100,000 loan was converted into 200,000 shares of common stock, including $40,000 of noncash interest expense, prior to June 30, 2009
NOTE 4 — OUTSTANDING COMMON STOCK PURCHASE WARRANTS AND OPTIONS
     At June 30, 2009 the Company had 11,347,569 warrants outstanding with an average exercise price of $1.03.
NOTE 5 — RELATED PARTY TRANSACTIONS
     The Company is party to a service agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer, whereby all of the Company’s employees serve as ALDA employees under a professional employer organization arrangement. The Service Agreement provides for reimbursing ALDA for its actual payroll and insurance related costs for these employees. For the three months ended June 30, 2009, $253,000 of costs were incurred related to the Service Agreement.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
     The Company from time to time may be subject to claims and suits arising in the ordinary course of business. The Company is currently not involved in any claims or suits.
NOTE 7 — SUBSEQUENT EVENTS
     On July 17, 2009, the Company sold $1,045,000 of 8% convertible notes.
NOTE 8 — FAIR VALUEOF FINANCIAL INSTRUMENTS
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

	January 1, 2009	June 30, 2009
Conversion feature:
Risk-free interest rate	2.10%	2.96%
Expected volatility	63%	63%
Expected life (in years)	5	2 - 5
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	2.10%	1.87%
Expected volatility	63%	63%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

Fair value:
Conversion feature	$1,664,000	$2,833,000
Warrants	$1,905,000	$2,332,000
     Prior to January 1, 2009 the Company used the historical prices of its common stock to determine its volatility. Subsequently, the Company determined that the historical prices of its common stock was not the best proxy to estimate such volatility. Effective January 1, 2009 the Company’s methodology to estimate volatility of its common stock is based on an average of published volatilities contained in the most recent audited financial statements of other publicly-reporting companies in industries similar to that of the Company.
Level 3 Assets and Liabilities
     Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2009 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 69% of the Company’s total liabilities.
     Fair values of liabilities measured on a recurring basis at June 30, 2009 are as follows:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative financial instruments	$5,165,000	—	$—	$5,165,000

Total	$5,165,000	—	$—	$5,165,000

     Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the quarter ended June 30, 2009:

Unrealized Loss -
Derivative Financial
Instruments
Included in Earnings (1)	$382,000

Total (2)	$382,000
Purchases, Sales, Other Settlements and Issuances, Net	—
Net Transfers In and/or (out) of Level 3	—

June 30, 2009	$382,000

(1)	Unrealized loss included in earnings is reported as unrealized loss on derivative financial instruments.

(2)	Total unrealized loss related to Level 3 instruments held at June 30, 2009.
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
     Overview of the Business
     We are a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on our patented, proprietary point correlation dimension algorithm (the “PD2i Algorithm”) and software. The PD2i Algorithm facilitates the ability to accurately risk stratify a specific target population to predict future pathological events. We believe that the PD2i Algorithm and software represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign. We are currently commercializing three proprietary diagnostic medical products which employ software utilizing the PD2i algorithm: the PD2i Analyzer, the PD2i-VS (Vital Sign) and the PD2i Cardiac Analyzer. It is also anticipated that the PD2i Algorithm applications will allow for the early detection of Alzheimer’s Disease and other disorders and diseases.
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
     At June 30, 2009, our cash balance was $209,000. On July 17, 2009 the Company sold $1,045,000 of 8% convertible notes. Management believes that we have sufficient funds to continue operations through November 30, 2009
     Our plan of operations includes:
1.	Progress in various clinical trials and amendments to our 510(k) submission:
•	In early 2009 the Company signed a research agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” We plan to use the PD2i Cardiac Analyzer to retrospectively identify those who suffered SCD in the congestive heart failure patients who participated in the MUSIC trial. The Company believes this analysis will be completed in the second half of 2009 and will yield a data set sufficient to support an immediate amendment to the existing 510(k) submission to include a claim for SCD in the second half of 2009.

•	P2Di-VS — Trauma: We are completing the analysis of 325 civilian trauma files provided under the research and development agreement with the US Army and expect to submit an amendment to our 510(k) submission to the FDA for trauma triage and obtain clearance in the second half of 2009.

•	PD2i Analyzer — Diabetic Autonomic Neuropathy: We will be commencing a clinical trial at to establish the PD2i Analyzer’s ability to diagnose diabetic autonomic neuropathy. The trial has a primary objective of evaluating the sensitivity and specificity of the PD2i Analyzer in assessing the presence of diabetic autonomic neuropathy Upon completion of the trial, we will prepare and file an amendment to our existing 510(k) submission with the FDA.
2.	Raising additional capital with which to fund ongoing operations and successfully commencing revenue-generating activities.

3.	Securing CE Mark clearance in Europe for the PD2i Cardiac Analyzer and PD2i-VS.

4.	Maintaining the Company’s selling, general and administrative expenses at approximately $200,000 to $250,000 per month.

5.	Commence the generation of revenues.
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

Revenue Recognition
     As a development-stage enterprise, we currently have no significant revenue. We have received FDA 510(k) marketing clearance for our first product (and will continue to seek CE Mark clearance in Europe); accordingly, we expect to recognize revenue as products are shipped or services are rendered.
Accounting for Stock-Based Compensation
     We recorded equity-based compensation expense for employees and nonemployees in accordance with the fair-value provisions of SFAS 123R, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.
Accounting for Derivative Financial Instruments
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

	Three months ended June 30, 2008
	June 30, 2008		June 30, 2009

Revenues	$—	0.0%	$—	0.0%

Operating expenses:
Research and development	210,000	6.1%	271,000	22.4%
General and administrative expenses	667,000	19.4%	642,000	53.1%
Depreciation and amortization	11,000	0.3%	10,000	0.9%
Interest expense	2,559,000	74.2%	285,000	23.6%

Total operating expenses	3,447,000	100.0%	1,208,000	100.0%
Unrealized loss on derivative financial instruments	—	0.0%	(88,000)	-6.8%

Net loss	(3,447,000)	-100.0%	(1,296,000)	-106.8%
Dividends for the benefit of preferred stockholders:
Dividend for the benefit of preferred stockholder	(67,000)	-1.9%	(103,000)	-8.5%
Amortization of derivative discount on Series B preferred stock	—	0.0%	(93,000)	-7.7%
Value of warrants issued in connection with sales of
Series B preferred stock	(1,070,000)	-31.0%	—	0.0%

Total dividends for the benefit of preferred stock	(1,137,000)	-32.9%	(196,000)	-16.2%

Net loss applicable to common stock	$(4,584,000)	-132.9%	$(1,492,000)	-123.0%

	Six months ended		Six months ended
	June 30, 2008		June 30, 2009
Revenues	$—	0.0%	$—	0.0%

Operating expenses:
Research and development	498,000	10.8%	470,000	22.8%
General and administrative expenses	1,065,000	23.1%	1,222,000	59.3%
Depreciation and amortization	21,000	0.5%	20,000	1.0%
Interest expense	3,017,000	65.6%	348,000	16.9%

Total operating expenses	4,601,000	100.0%	2,060,000	100.0%
Unrealized loss on derivative financial instruments	—	0.0%	(382,000)	-18.5%

Net loss	(4,601,000)	-100.0%	(2,442,000)	-118.5%
Dividends for the benefit of preferred stockholders:
Series A and Series B preferred stock	(89,000)	1.9%	(204,000)	-9.9%
Derivative discount on Series B preferred stock	—	0.0%	(321,000)	-15.6%
Value of warrants issued in connection with sales of Series B preferred stock	(1,070,000)	23.3%	—	0.0%

Total dividends for the benefit of preferred stockholders	(1,159,000)	25.2%	(525,000)	-25.5%

Net loss applicable to common stock	$(5,760,000)	-125.2%	$(2,967,000)	-144.0%

Three months ended June 30, 2009 compared to the three months ended June 30, 2008
Research and Development
     Research and development costs increased by $61,000 to $271,000 for the three months ended June 30, 2009. The principal reason for the increase in 2009 was the MUSIC Trial with costs of $105,000 and programming costs of $42,000. In the first three months of 2008 the Company incurred costs related to the VITAL Trial of $81,000.
Selling, General and Administrative Expenses
     Selling, general and administrative costs were $642,000 for the three months ended June 30, 2009 compared with $667,000 for the three months ended June 30, 2008. This variation is not considered significant.
Interest Expense
     Interest expense was $285,000 for the three months ended June 30, 2009 compared with $2,559,000 for the three months ended June 30, 2008. The $2,274,000 decrease is the result of significant reductions in debt since April 1, 2008, including $1,750,000 related to the conversion of notes to common and preferred stock and more than $340,000 of interest-related fees incurred in 2008 but not in 2009.
Six months ended June 30, 2009 compared to the six months ended June 30, 2008
Research and Development
     Research and development costs decreased by $28,000 for the six months ended June 30, 2009 to $470,000. This decrease primarily represented 2008 costs for the VITAL Trial (suspended in March 2009) of $240,000 not recurring in 2009 and $217,000 of costs for the MUSIC Trial and programming costs incurred in 2009. It is anticipated the research and development costs will continue to be incurred as multiple trials are to commence at the University of Mississippi Medical Center in the second half of 2009
Selling, General and Administrative Expenses
     Selling, general and administrative costs were $1,222,000 for the six months ended June 30, 2009 compared with $1,065,000 for the three months ended June 30, 2008. The principal reason for the increase was additional legal fees of $120,000 incurred in 2009 due to increased financing and contract activity.
Interest Expense
     Interest expense was $348,000, for the six months ended June 30, 2009 compared with $3,017,000 for the six months ended June 30, 2008. The $2,669,000 decrease is the result of significant reductions in debt since April 1, 2008, including $1,750,000 related to the conversion of notes to common and preferred stock and more than $664,000 of interest-related fees incurred in 2008 but not in 2009.
Liquidity and Capital Resources
     As a development-stage company, we have no revenue and must raise capital to execute our business plan and commercialize our products. At June 30, 2009 we had a working capital deficiency of $2,017,000 and $209,000 in cash. Our working capital is not sufficient to meet our objectives.
     Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity and debt securities. We have raised approximately $21,700,000 since our inception in 2000 in a series of private placements of our common stock, convertible preferred stock and convertible notes to accredited investors, a number of which are physicians.
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
Going Concern
     We have prepared our financial statements for the three and six months ended June 30, 2009 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $2,442,000 for the six months ended June 30, 2009 and had a net capital deficiency of $6,921,000 at June 30, 2009. We expect to incur substantial expenditures to further the commercial development of our products, and our working capital at June 30, 2009 will not be sufficient to meet such objectives. Management recognizes that the Company must generate additional cash to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of the Company’s products as well as other business transactions to assure continuation of our operations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.
Item 4T. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Chief Executive and Financial Officer, and Thomas J. Bohannon, our Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive and Financial Officer and our Chief Accounting Officer concluded that at June 30, 2009 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
     There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There are no known claims or litigation pending, the outcome of which would individually or in the aggregate have a material effect on our consolidated results of operations, financial position, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2009, Vicor:
•	Issued 23,005 shares of common stock to an employee and a consultant for compensation of $16,625.

•	Issued 1,092 shares of common stock to David Fater as compensation for providing standby collateral in connection with the Colonial Bank loans.

•	Issued 22,500 shares of common stock to noteholders for settlement of interest expense of $19,125.
In June 2009, Vicor:
•	Issued 1,092 shares of common stock to David Fater as compensation for providing standby collateral in connection with the Colonial Bank loans.

•	Issued 7,500 shares of common stock related to the exercise of a warrant.

•	Issued 247,357 shares of common to an employee, Directors and consultants as compensation of $190,287.

•	Issued 200,000 shares of common stock to a noteholder for conversion of a $100,000 note payable.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     Our annual meeting of stockholders was held on June 22, 2009. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition to that of management.
     All of management’s nominees for directors as listed in the proxy statement were elected. Jerry M. Anchin and Frederick M. Hudson were elected as Class II directors to serve until the Annual Stockholder’s Meeting to be held in 2012 or until their successors are qualified and elected. The number of votes cast for each nominee is as follows:

	Shares Voted	Shares voted	Shares
	“FOR”	“AGAINST”	“ABSTAINING”
Jerry M. Anchin	25,474,787	160,000	None
Frederick M. Hudson	25,593,787	41,000	None
     The proposal to approve the appointment of Daszkal Bolton LLP as the Company’s independent auditors for the fiscal year ended December 31, 2009, was ratified by the following votes:

Shares Voted	Shares Voted	Shares
“FOR”	“AGAINST”	“ABSTAINING”
25,570,735	None	64,052
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description
10.1	Form of 8% Convertible Note*
31.1	Certification of David H. Fater, Chief Executive Officer, President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Thomas J. Bohannon, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification of David H. Fater, Chief Executive Officer, President and Chief Financial Officer and Thomas J. Bohannon, Chief Accounting Officer, of Vicor Technologies, Inc., pursuant to 18 U.S.C. 1350.*

*	Filed herewith

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2009	Vicor Technologies, Inc.
	By:	/s/ David H. Fater
David H. Fater
Chief Executive Officer, President and Chief Financial Officer

	By:	/s/ Thomas J. Bohannon
		Name:	Thomas J. Bohannon
		Title:	Chief Accounting Officer