Form 10-Q
period 2009-09-30
Vicor Technologies, Inc.
filed 2009-11-13
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
     As of September 30, 2009, there were 39,407,240 shares of the Registrant’s Common Stock, $.0001 par value, outstanding.
Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☑

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2009
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and nine months ending September 30, 2008 and 2009 and the period from August 4, 2000 (inception) through September 30, 2009 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ending September 30, 2008 and 2009 and the period from August 4, 2000 (inception) through September 30, 2009 (unaudited)	5
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the nine Months ended September 30, 2009 (unaudited)	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4T. Controls and Procedures	17
PART II — Other Information	17
Item 1. Legal Proceedings	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	18
Signatures	19

Ex- 31.1

Ex- 31.2

Ex- 32.1

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2008 and September 30, 2009
(Unaudited)

		September 30,
	December 31, 2008	2009
Current assets:
Cash	$182,000	$1,065,000
Prepaid expenses	14,000	43,000

Total current assets	196,000	1,108,000

Furniture and fixtures, net of accumulated depreciation of $62,000 and $65,000 at December 31, 2008 and September 30, 2009, respectively	2,000	24,000

Other assets:
Deposits	12,000	12,000
Deferred charges	—	567,000
Intellectual property, net of accumulated amortization of $186,000 and $214,000 at December 31, 2008 and September 30, 2009, respectively	266,000	238,000

	$476,000	$1,949,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,000,000	$755,000
Notes payable:
BB&T (formerly Colonial Bank)	300,000	300,000
2004 notes	250,000	250,000
12% convertible promissory notes	150,000	110,000
15% promissory notes	100,000	100,000
Other	100,000	—
Due to related parties	100,000	100,000

Total current liabilities	2,000,000	1,615,000

Long-term liabilities:
8% convertible notes	—	1,295,000
Less unamortized discount	—	(684,000)

8% convertible notes — net	—	611,000
Accrued dividends payable in shares of common stock	434,000	744,000
Subscription deposits	—	412,000
Derivative financial instruments payable in shares of common stock	—	6,775,000

Total long-term liabilities	434,000	8,542,000

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	—	—
Series B Voting Junior Convertible Cumulative, 4,781,295 and 5,370,851 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 32,971,619 and 39,407,240 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	3,000	4,000
Additional paid-in capital	44,782,000	45,808,000
Stock subscriptions in process	577,000	600,000
Deficit accumulated during the development stage	(47,320,000)	(54,620,000)

Net capital deficiency	(1,958,000)	(8,208,000)

	$476,000	$1,949,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three and nine months ended September 30, 2008 and 2009 and the period
From August 4, 2000 (inception) to September 30, 2009
(Unaudited)

	Three months	Three months
	ended September	ended September
	30, 2008	30, 2009
Revenues	$—	$—

Operating expenses:
Research and development	189,000	141,000
General and administrative	502,000	1,540,000
Depreciation and amortization	10,000	11,000
Interest expense	48,000	1,112,000

Total operating expenses	749,000	2,804,000
Unrealized loss on derivative financial instruments	—	(1,452,000)

Net loss	(749,000)	(4,256,000)
Dividends for the benefit of preferred stockholders:
Series A and Series B preferred stock	(82,000)	(115,000)
Amortization of derivative discount on Series B preferred stock	—	(408,000)
Value of warrants issued in connection with sales of Series B preferred stock	(466,000)	—

Total dividends for the benefit of preferred stockholders	(548,000)	(523,000)

Net loss applicable to common stock	$(1,297,000)	$(4,779,000)

Net loss per common share — basic and diluted	$(0.04)	$(0.12)

Weighted average number of common shares outstanding	30,368,776	38,352,329

			Period from
			August 4, 2000
	Nine months ended	Nine months ended	(inception) through
	September 30,	September 30,	September 30,
	2008	2009	2009
Revenues	$—	$—	$844,000

Operating expenses:
Research and development	687,000	611,000	14,674,000
General and administrative	1,567,000	2,762,000	27,869,000
Depreciation and amortization	31,000	31,000	313,000
Interest expense	3,065,000	1,460,000	8,202,000

Total operating expenses	5,350,000	4,864,000	51,058,000
Unrealized loss on derivative financial instruments	—	(1,834,000)	(1,834,000)

Net loss	(5,350,000)	(6,698,000)	(52,048,000)
Dividends for the benefit of preferred stockholders:
Series A and Series B preferred stock	(171,000)	(319,000)	(753,000)
Amortization of derivative discount on Series B preferred stock	—	(729,000)	(729,000)
Value of warrants issued in connection with sales of Series B preferred stock	(1,536,000)	—	(1,536,000)

Total dividends for the benefit of preferred stockholders	(1,707,000)	(1,048,000)	(3,018,000)

Net loss applicable to common stock	$(7,057,000)	$(7,746,000)	$(55,066,000)

Net loss per common share — basic and diluted	$(0.24)	$(0.21)

Weighted average number of common shares outstanding	28,939,414	36,488,985

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2009 and the period
From August 4, 2000 (inception) to September 30, 2009
(Unaudited)

			Period from
	Nine Months	Nine Months	August 4, 2000
	ended	ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2009	2009
Cash flows from operating activities:
Net loss	$(5,350,000)	$(6,698,000)	$(52,048,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,000	32,000	314,000
Noncash interest imputed upon conversion of debt to equity	2,906,000	1,321,000	6,610,000
Noncash interest from deferred financing costs and debt-based derivative liabilities	—	391,000	391,000
Unrealized loss on derivative financial instruments	—	1,834,000	1,834,000
Gain from sale of assets	—	—	48,000
Securities issued for services	46,000	280,000	481,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in settlement of interest expense	11,000	22,000	283,000
Warrants issued for consulting	—	—	204,000
Equity-based compensation	395,000	499,000	18,544,000
Changes in assets and liabilities:
Accounts receivable	—	—	(16,000)
Prepaid expenses and other assets	—	(314,000)	(410,000)
Accounts payable and accrued expenses	204,000	(11,000)	1,747,000

Net cash used in operating activities	(1,757,000)	(2,644,000)	(21,400,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of furniture, fixtures and equipment	—	(24,000)	(178,000)

Net cash used in investing activities	—	(24,000)	(356,000)

Cash flows from financing activities:
Due to related parties	—	—	315,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	2,116,000	351,000	2,915,000
Proceeds from sale of common stock	—	128,000	11,268,000
Repayment of notes	(364,000)	(300,000)	(905,000)
Proceeds from bridge loan	—	300,000	300,000
Proceeds from sale of notes	300,000	2,660,000	8,022,000
Contributed capital	—	—	178,000
Proceeds for securities to be issued	—	412,000	428,000

Net cash provided by financing activities	2,052,000	3,551,000	22,821,000

Net increase in cash	295,000	883,000	1,065,000

Cash at beginning of period	4,000	182,000	—

Cash at end of period	$299,000	$1,065,000	$1,065,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2009 and the period
From August 4, 2000 (inception) to September 30, 2009
(Unaudited)

			Period from
	Nine Months	Nine Months	August 4, 2000
	ended	ended	(Inception) to
	September 30,	September 30,	September 30,
	2008	2009	2009
Supplemental cash flow information:
Issuance of previously-subscribed common stock	$—	$16,000	$16,000

Conversion of accounts payable to note payable	100,000	—	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	—	—	261,000

Cash paid for interest expense	208,000	69,000	941,000

Accrued equity-based compensation	152,000	—	41,000

Accrued dividends	1,707,000	310,000	2,280,000

Interest on promissory notes paid in common stock	—	—	520,000

Promissory notes converted to common stock	—	100,000	1,012,000

Related party accrual converted to common stock	325,000	—	561,000

Conversion of debt to Series B preferred Stock	1,567,000	—	1,567,000

Conversion of notes payable to common stock	1,479,000	1,405,000	3,184,000

Accrued expenses paid with preferred stock	—	108,000	108,000

Accrued expenses paid with common stock	—	772,000	772,000

Fair value of equity-based derivative financial instruments issued	—	816,000	816,000

Fair value of debt-based derivative financial instruments issued	—	479,000	479,000

Deferred costs paid with common stock	—	358,000	358,000

Derivative discount on Series B preferred stock	—	341,000	341,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Net Capital Deficiency
For the Nine Months ended September 30, 2009
(Unaudited)

			Preferred Stock					Stock
	Common Stock		Class A		Class B		Additional	Subscriptions	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	in Process	Deficit	Total
Balance at December 31, 2008	32,971,619	$3,000	157,592	$—	4,781,295	$—	$44,782,000	$577,000	$(47,320,000)	$(1,958,000)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(4,049,000)	—	480,000	(3,569,000)
Issuance of stock for services	700,216	1,000	—	—	151,096	—	429,000	—	—	430,000
Issuance of stock for cash	373,500	—	—	—	438,460	—	478,000	—	—	478,000
Stock issued related to notes payable transactions	2,902,592	—	—	—	—	—	2,647,000	—	—	2,647,000
Issuance of common stock for interest payments	47,328	—	—	—	—	—	116,000	—	—	116,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(310,000)	(310,000)
Exercise of warrants	500,000	—	—	—	—	—	—	—	—	—
Issuance of warrants for services	—	—	—	—	—	—	101,000	—	(43,000)	58,000
Fair value of derivative financial instruments issued in connection with Series B preferred stock	—	—	—	—	—	—	(472,000)	—	—	(472,000)
Issuance of stock options for services	—	—	—	—	—	—	252,000	—	—	252,000
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	729,000	—	(729,000)	—
Stock subscriptions in process:
To be issued in payment of accrued compensation	—	—	—	—	—	—	577,000	(577,000)	—	—
Other transactions — net	1,911,985	—	—	—	—	—	218,000	600,000	—	818,000
Net loss	—	—	—	—	—	—	—	—	(6,698,000)	(6,698,000)

Balance at September 30, 2009	39,407,240	$4,000	157,592	$—	5,370,851	$—	$45,808,000	$600,000	$(54,620,000)	$(8,208,000)

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
Nature of the Business
     Vicor Technologies, Inc. (“Vicor” or the “Company”) is a development-stage company dedicated to the development of breakthrough diagnostic and therapeutic products. The Company is commercializing innovative noninvasive diagnostic technology products based on its patented Proprietary Point Correlation Dimension (“PD2i algorithm”) algorithm and software. The PD2i® algorithm and software facilitates the ability to accurately risk stratify a specific target population to predict future pathological events. Vicor is currently commercializing its three (3) proprietary diagnostic medical products: the PD2i Analyzer™, the PD2i-VSTM (Vital Sign) and the PD2i Cardiac Analyzer™ (CA). Vicor’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation.
     The Company’s first product, the PD2i Analyzer™, displays and analyzes electrocardiographic information that measures heart rate variability (“HRV”). The PD2i Analyzer™ received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. The Company is completing software programming changes for the PD2i Analyzer™ to enable the capture and display of HRV information during paced respiration and controlled exercise. Following completion of these programming changes, the labeling for the original 510(k) will be expanded to include the measurement of heart rate variability during paced respiration and controlled exercise. This expanded labeling will facilitate the use of the PD2i Analyzer™ for screening diabetic and cardiac patients with reimbursement available to the physicians from insurers for these types of tests. The Company anticipates the PD2i Analyzer™ will be in use in selected physicians’ practices late in the fourth quarter of 2009.
     The Company will be performing a normal range study for the PD2i Analyzer™ at the University of Mississippi Medical Center as soon as routine Institutional Review Board approval is received. This study of approximately 200 age and gender matched “normal” patients will enable the establishment of normal ranges of PD2i® values for these groups for both a resting patient and a patient performing paced respiration and/or controlled exercise. A 510(k) application will then be filed with the FDA to establish normal ranges for PD2i® values.
     The Company’s second product, the PD2i-VS™ (Vital Sign), is being developed in collaboration with the United States Army and is used to assess the severity of injury of critically injured trauma victims to determine the need for an immediate life saving intervention in those trauma victims who are at high risk of imminent death. It is anticipated that the PD2i-VS™ will be used for civilian triage and trauma emergency response.
     The Company’s third product, the PD2i Cardiac Analyzer™, is able to accurately risk stratify patients into those at high or low risk of suffering a fatal arrhythmic event, or Sudden Cardiac Death (“SCD”), within a six to twelve-month time frame. The PD2i Cardiac Analyzer™ is the subject of an ongoing research collaboration. On February 5, 2009 the Company signed a Research Agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i® analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” Vicor plans to use the PD2i Cardiac Analyzer™ to retrospectively identify those who suffered SCD in the congestive heart failure patients who participated in the MUSIC trial. When this analysis is completed, the Company believes it will yield a dataset sufficient to support a 510(k) submission to include a claim for SCD.
     The Company has two (2) wholly-owned subsidiaries, Non-Linear Medicine, Inc. (“NMI”) and Stasys Technologies, Inc. (“STI”). Vicor has no operations independent of its wholly-owned subsidiaries. NMI owns all of Vicor’s intellectual property related to diagnostic products. STI owns all of Vicor’s intellectual property related to therapeutic products.
     The Company is subject to all the risks inherent in an early stage company in the biotechnology industry, which is subject to rapid technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, medical device manufacturers, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company’s technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial and technical resources and production and marketing capabilities than the Company. In addition, many of the Company’s competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining FDA and other regulatory approvals on products for use in health care. The Company is aware of various products under development or manufactured by competitors, which may use therapeutic approaches that compete directly with certain of the Company’s products.

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
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2008 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The September 30, 2009 unaudited condensed consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand dollars.
     The information presented as of September 30, 2009 and for the nine months ended September 30, 2008 and 2009 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of September 30, 2009, the consolidated results of its operations for the three and nine months ended September 30, 2008 and 2009 and its consolidated cash flows and net capital deficiency for the nine months ended September 30, 2008 and 2009. The results of operations for the nine months ended September 30, 2008 and 2009 are not necessarily indicative of the results for the full year.
Liquidity and Going Concern
     The Company’s financial statements as of and for the three and nine months ended September 30, 2008 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $6,698,000 for the nine months ended September 30, 2009 and had a working capital deficit and net capital deficiency of $507,000 and $8,208,000, respectively, as of September 30, 2009. The Company expects to continue to incur substantial expenditures to further the commercial development of its products. The Company’s cash balance at September 30, 2009 will not be sufficient to meet such objectives. These matters raise substantial doubts about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty. (See Note 7).
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
NOTE 2 — Summary of Significant Accounting Policies
Revenue Recognition
     As a development-stage enterprise, the Company has no significant operating revenue but expects revenue in the first quarter of 2010. Revenue will be recognized when products are shipped and services rendered.

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
Recent Pronouncements
     On June 30, 2009 the Financial Accounting Standards Board (the “FASB”) adopted Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (the “FASB Codification”). The purpose of the FASB Codification was to reorganize all existing U.S. accounting and reporting standards issued by the FASB and other related private-sector standard setters into one authoritative body of literature, which will ease research of accounting literature and reduce the risk of noncompliance. Going forward, all revisions will be made in real time to the FASB Codification. The FASB Codification is effective for all financial statements issued for interim and annual periods ending after
September 15, 2009.
     As a result of the adoption of the FASB Codification, all references in public company financial statements and related notes will be to the classification system set forth in the FASB Codification, rather than to the applicable previously existing literature. Conforming changes will also need to be made throughout a company’s disclosure documents, with changes most likely arising in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and, most particularly, in the discussion of critical accounting policies usually contained in that discussion.
     On August 18, 2009 the Securities and Exchange Commission published interpretive guidance titled “Commission Guidance Regarding the Financial Accounting Standards Board’s Accounting Standards Codification.” In its guidance, the SEC stated that concurrent with the Effective Date, references in the SEC’s rules and SEC staff guidance to specific standards under U.S. generally accepted accounting principles should be understood to mean the corresponding reference in the FASB Codification. The SEC also stated that the FASB Codification does not supersede any SEC rules or regulations, is not the authoritative source for SEC rules or SEC staff guidance, and the inclusion of any SEC rules or SEC staff guidance in the FASB Codification will not affect how such items may be updated in the future by the SEC.
NOTE 3 — DEBT
8% Convertible Promissory Notes
     During the nine months ended September 30, 2009 the Company sold 8% convertible notes that are due two years from date of issue and are convertible into common stock at the option of the holder any time prior to maturity. The conversion rights embedded in the notes are derivative financial instruments due to the conversion terms of the notes. The fair values of the derivative financial instruments at their issue dates are $1,948,000.

Notes sold	$2,660,000
Notes converted through September 30, 2009	(1,365,000)

1,295,000
Less unamortized discount	(684,000)

Balance at September 30, 2009	$611,000

     As notes were converted, debt discount of $1,073,000 was amortized to noncash interest expense.
Other Notes Payable
     The holder of a $100,000 note agreed to convert the note into 200,000 shares of Vicor common stock. The conversion resulted in recognition of $79,000 of noncash interest expense.
NOTE 4 — OUTSTANDING COMMON STOCK PURCHASE WARRANTS AND OPTIONS
     At September 30, 2009 the Company had 11,349,069 warrants outstanding with an average exercise price of $1.00 and had 2,415,000 options outstanding with an average exercise price of $0.78.
NOTE 5 — RELATED PARTY TRANSACTIONS
     The Company is party to a service agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer, whereby all of the Company’s employees serve as ALDA employees under a professional employer organization arrangement. The Service Agreement provides for reimbursing ALDA for its actual payroll and insurance related costs for these employees. For the three and nine months ended September 30, 2009, $212,000 and $652,000, respectively, of costs were incurred related to the Service Agreement.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
     The Company from time to time may be subject to claims and suits arising in the ordinary course of business. The Company is currently not involved in any claims or suits.
NOTE 7 — SUBSEQUENT EVENTS
     Subsequent to September 30, 2009 the Company raised $761,000 through the sale of 8% subordinated convertible notes due in 2012 and immediately exercisable five-year warrants to purchase shares of the Company’s common stock for $1.00 per share. Interest on the notes is accrued, and the notes and accrued interest are convertible into shares of common stock at the lesser of $0.80 or 80% of the underlying common stock price in a subsequent qualified financing (as defined by the note) of at least $3,000,000.
     On October 20, 2009 the holder of the 15% promissory note agreed to convert the balance of the note into 200,000 shares of Vicor common stock.
     The $100,000 loan with BB&T(formerly Colonial Bank) has been extended until October 26, 2010 at an interest rate of 4.83%
NOTE 8 — FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company follows the provisions of FASB Codification Topic 820, “Fair Value Measurements and Disclosures”. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.
     The Company measures financial assets in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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
     The availability of observable inputs can vary from instrument to instrument and in certain cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement of an instrument requires judgment and consideration of factors specific to the instrument.
Recurring Fair Value Measurement Valuation Techniques
     The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with FASB Codification Topic 820, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since the commencement of trading in July of 2007.
Derivative Financial Instruments
     The Company’s derivative financial instruments consist of conversion options embedded in 8% convertible notes, Series B Preferred Stock and warrants to purchase common stock issued with preferred stock. These instruments are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. These models require significant judgment on the part of management, including the inputs utilized in its pricing models. The Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model and the following assumptions:

	January 1, 2009	September 30, 2009
Conversion feature:
Risk-free interest rate	2.10%	1.30% -2.64%
Expected volatility	63%	63%
Expected life (in years)	5	2-5
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	2.10%	2.64%
Expected volatility	63%	63%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

Fair value:
Conversion feature	$1,664,000	$3,696,000
Warrants	$1,905,000	$3,079,000
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
Level 3 Assets and Liabilities
     Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2009 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 79% of the Company’s total liabilities.
Fair values of liabilities measured on a recurring basis at September 30, 2009 are as follows:

		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities
Derivative financial instruments	$6,775,000	—	$—	$6,775,000

Total	$6,775,000	—	$—	$6,775,000

     Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2009:

Unrealized Loss -
Derivative Financial
Instruments
Included in Earnings (1)	$1,834,000

Total (2)	$1,834,000
Purchases, Sales, Other
Settlements and Issuances, Net	—
Net Transfers In and/or (out) of Level 3	—

September 30, 2009	$1,834,000

(1)	Unrealized loss included in earnings is reported as unrealized loss on derivative financial instruments.

(2)	Total unrealized loss related to Level 3 instruments held at September 30, 2009.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this Quarterly Report on Form 10-Q, “Vicor,” and the terms “Company”, “we”, “us” and “our” refer to Vicor Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.
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

Overview of the Business
     We are a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on our patented, proprietary Point Correlation Dimension algorithm (the “PD2i® algorithm”) and software. The PD2i® algorithm and software facilitates the ability to accurately risk stratify a specific target population to predict future pathological events. We are currently commercializing three(3) proprietary diagnostic medical products which employ software utilizing the PD2i® algorithm: the PD2i Analyzer™, the PD2i-VS™ (Vital Sign) and the PD2i Cardiac Analyzer TM (CA). Vicor’s therapeutic products have been developed by using an innovative drug discovery platform which focuses on naturally occurring biomolecules derived from state-dependent physiologies such as hibernation.
     Our first product, the PD2i Analyzer™ displays and analyzes electrocardiographic (ECG) information that measures heart rate variability (“HRV”). The PD2i Analyzer™ received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. The Company is completing software programming changes for the PD2i Analyzer™ to enable the capture and display of HRV information during paced respiration and controlled exercise. Following completion of these programming changes, the labeling for the original 510(k) will be expanded to include the measurement of heart rate variability during paced respiration and controlled exercise. This expanded labeling will facilitate the use of the PD2i Analyzer™ for screening diabetic and cardiac patients with reimbursement available to the physicians from insurers for these types of tests. We anticipate the PD2i Analyzer™ will be in use in selected physicians’ practices late in the fourth quarter of this year.
     The Company will be performing a normal range study for the PD2i Analyzer™ at the University of Mississippi Medical Center as soon as routine Institutional Review Board approval is received. This study of approximately 200 age and gender matched “normal” patients will enable the establishment of normal ranges of PD2i® values for these groups for both a resting patient and a patient performing paced respiration and/or controlled exercise. A 510(k) will then be filed with the FDA to establish normal ranges for PD2i® values.
     The Company’s second product, the PD2i-VS™ (Vital Sign), is being developed in collaboration with the United States Army and is used to assess the severity of injury of critically injured trauma victims to determine the need for an immediate life saving intervention in those trauma victims who are at high risk of imminent death. It is anticipated that the PD2i-VS™ will be used for civilian triage and trauma emergency response.
     The Company’s third product, the PD2i Cardiac Analyzer™ is able to accurately risk stratify patients into those at high or low risk of suffering a fatal arrhythmic event, or Sudden Cardiac Death (“SCD”), within a six to twelve-month time frame. The PD2i Cardiac Analyzer™ is the subject of an ongoing research collaboration. On February 5, 2009 the Company signed a Research Agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i® analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” Vicor plans to use the PD2i Cardiac Analyzer™ to retrospectively identify those who suffered SCD in the congestive heart failure patients who participated in the MUSIC trial. When this analysis is completed the Company believes it will yield a dataset sufficient to support a 510(k) submission to include a claim for SCD.
     At September 30, 2009, our cash balance was $1,065,000. Management believes that we have sufficient funds to continue operations through March 31, 2010.
     Our plan of operations includes:
1.	Continued progress in various clinical trials and 510(k) submissions as discussed in the preceding paragraphs:

2.	Development of strategies for initial product rollouts in both the United States and overseas. This includes education of physicians regarding existing CPT (current procedural terminology) codes that can be used for tests involving our products.

3.	Raising additional capital with which to fund ongoing operations and successfully commencing revenue-generating activities.

4.	Securing CE Mark clearance in Europe for the PD2i Cardiac Analyzer™ and PD2i- VS™ .

5.	Maintaining the Company’s general and administrative expenses at approximately $200,000 to $300,000 per month.

6.	Commencing the generation of revenues.
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
Accounting for Stock-Based Compensation
     We recorded equity-based compensation expense for employees and nonemployees in accordance with the fair-value provisions of FASB Codification Topic 718, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.
Accounting for Derivative Financial Instruments
     We evaluate financial instruments using the guidance provided by FASB Codification Topic 815 and apply the provisions thereof to the accounting of items identified as derivative financial instruments not indexed to our stock.
Fair Value of Financial Instruments
     The Company follows the provisions of FASB Codification Topic 820. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.
     The Company uses fair value measurements for determining the valuation of derivative financial instruments payable in shares of its common stock. This primarily involves option pricing models that incorporate certain assumptions and projections to determine fair value. These require management judgment.
Results of Operations
Three months ended September 30, 2009 compared to the three months ended September 30, 2008
Research and Development
     Research and development expenses represent 5.6% and 25.2% of total operating expenses for the three months ended September 30, 2009 and 2008, respectively.
     Research and development costs decreased by $48,000 to $141,000 for the three months ended September 30, 2009. The principal reason for the decrease was the VITAL Trial with costs of $56,000 in 2008 that did not occur in 2009 due to the trial being suspended in March 2009.

General and Administrative Expenses
     General and administrative expenses represent 61.7% and 67.0% of total operating expenses for the three months ended September 30, 2009 and 2008, respectively.
     General and administrative expenses were $1,540,000 for the three months ended September 30, 2009 compared with $502,000 for the three months ended September 30, 2008. The $1,038,000 increase was due to increases of $487,000 in consulting and computer programming fees, $237,000 in legal and accounting fees, $223,000 in offering costs and $120,000 in note conversion fees.
Interest Expense
     Interest expense represents 39.7% and 6.4% of total operating expenses for the three months ended September 30, 2009 and 2008, respectively.
     Interest expense was $1,112,000 for the three months ended September 30, 2009 compared with $48,000 for the three months ended September 30, 2008. The $1,064,000 increase is due to incurring $972,000 in noncash interest upon conversion of 8% notes to common stock and $103,000 in amortization of discounts on derivative financial instruments.
Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008
Research and Development
     Research and development expenses represent 13.4% and 12.8% of total operating expenses for the nine months ended September 30, 2009 and 2008, respectively.
     Research and development expenses decreased by $76,000 to $611,000 for the nine months ended September 30, 2009. This decrease primarily results from decreased 2008 costs for the VITAL Trial (suspended in March 2009) of $276,000 and $217,000 of costs for the MUSIC Trial and programming costs incurred in 2009.
General and Administrative Expenses
     General and administrative expenses represent 60.6% and 29.3% of total operating expenses for the nine months ended September 30, 2009 and 2008, respectively.
     General and administrative expenses were $2,762,000 for the nine months ended September 30, 2009 compared with $1,567,000 for the nine months ended September 30, 2008. The principal reason for the increase was due to increases of $487,000 in consulting and computer programming fees, $237,000 in legal and accounting fees, $223,000 in offering costs and $120,000 in note conversion fees.
Interest Expense
     Interest expense represents 30.1% and 57.3% of total operating expenses for the nine months ended September 30, 2009 and 2008, respectively.
     Interest expense was $1,460,000 for the nine months ended September 30, 2009 compared with $3,065,000 for the nine months ended September 30, 2008. The $1,605,000 decrease is the result of significant reductions in debt since April 1, 2008, including $2,056,000 related to the conversion of notes to common and preferred stock and more than $664,000 of interest-related fees incurred in 2008. These decreases were offset by $666,000 in noncash interest upon conversion of 8% notes to common stock and $103,000 in amortization of discounts on derivative financial instruments.
Liquidity and Capital Resources
     As a development-stage company, we have no revenue and must raise capital to execute our business plan and commercialize our products. At September 30, 2009 we had a working capital deficiency of $507,000 and $1,065,000 in cash. Our working capital is not sufficient to meet our objectives.
     Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity and debt securities. We have raised approximately $23,600,000 since our inception in 2000 in a series of private placements of our common stock, convertible preferred stock and convertible notes to accredited investors, a number of which are physicians.

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
Going Concern
     We have prepared our financial statements for the three and nine months ended September 30, 2009 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $6,698,000 for the nine months ended September 30, 2009 and had a net capital deficiency of $8,208,000 at September 30, 2009. We expect to incur substantial expenditures to further the commercial development of our products, and our working capital at September 30, 2009 will not be sufficient to meet such objectives. Management recognizes that the Company must generate additional cash to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, establishing alliances or other partnerships with entities interested in and that have resources to support the further development of the Company’s products as well as other business transactions to assure continuation of our operations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.
Item 4T. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Chief Executive and Financial Officer, and Thomas J. Bohannon, our Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive and Financial Officer and our Chief Accounting Officer concluded that at September 30, 2009 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
     There was no change in our internal controls or in other factors that could affect these controls during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There are no known claims or litigation pending, the outcome of which would individually or in the aggregate have a material effect on our consolidated results of operations, financial position, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three months ended September 30, 2009, Vicor:

•	Issued 2,184 shares of common stock to David Fater as compensation for providing standby collateral in connection with the BB&T (formerly Colonial Bank) loans.

•	Issued 300,000 options to the three independent directors at an exercise price of $0.90 pursuant to the Company’s Stock Option Plan.

•	Issued 74,506 shares of common stock to an employee and consultants for services rendered.

•	Sold $425,500 of 8% convertible notes.

•	Issued 7,500 shares of Series B preferred stock and 7,500 warrants with an exercise price of $1.00 to a consultant for services rendered.

•	Issued 2,285,002 shares of common stock to noteholders converting $1,215,000 of 8% convertible notes.

•	Repriced 120,000 warrants from an exercise price of $2.50 to $0.50 and 25,000 warrants from an exercise price of $1.00 to $0.50 for services rendered.

•	Issued 200,000 shares of common stock to redeem a $100,000 note and recognized $79,000 of noncash interest expense
     These securities issued in the foregoing transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) or Rule 506 of Regulation D, as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.
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

Dated: November 13, 2009	Vicor Technologies, Inc.
	By:	/s/ David H. Fater
David H. Fater
Chief Executive Officer, President and Chief Financial Officer

	By:	/s/ Thomas J. Bohannon
		Name:	Thomas J. Bohannon
		Title:	Chief Accounting Officer