Form 10-K
period 2009-12-31
Vicor Technologies, Inc.
filed 2010-03-31
CIK 1335104

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Title of Class)

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has electronically submitted and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by checkmark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (Sec.229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The Registrant had no revenue for the year ended December 31, 2009.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $27,910,731 as of February 28, 2009 based on the closing price ($.71) of the Company’s common stock on the Over-the-Counter Bulletin Board on said date. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates.

As of February 28, 2010, there were 42,802,863 issued and outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Transitional Small Business Disclosure Format (check one):  Yes ☐     No ☒

PART I

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to the business plans, objectives and expected operating results of Vicor Technologies, Inc. and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Item 1 of this Annual Report. Vicor Technologies, Inc. undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.

Introduction

Vicor Technologies, Inc. (“we,” “us,” “our”, the “Company”, or “Vicor”) was incorporated in the State of Delaware on May 24, 2005 as SRKP 6, Inc. (“SRKP”). On August 3, 2005 we filed a registration statement on Form 10-SB, subsequently amended on August 29, 2005, to register our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The registration statement became effective on October 3, 2005, after which time we became a reporting company under the Exchange Act. We were formed to pursue a business combination with one or more operating companies.

On March 30, 2007 we acquired Vicor Technologies, Inc., a Delaware corporation (“Old Vicor”) formed in August 2000, through the merger (“Merger”) of Old Vicor with a wholly-owned subsidiary formed for the purpose of facilitating that transaction. Upon the closing of the Merger on March 30, 2007, Old Vicor became our wholly-owned subsidiary. Effective March 31, 2007 we merged Old Vicor into our company and changed our name to Vicor Technologies, Inc. At the closing each outstanding share of Old Vicor common stock was cancelled and automatically converted into the right to receive two shares of our common stock. We also assumed all outstanding options and warrants to purchase Old Vicor common stock which were not exercised, cancelled, exchanged, terminated, or expired. Upon the consummation of the Merger, we were obligated to issue an aggregate of 22,993,723 shares of our common stock to Old Vicor’s former common stockholders and 157,592 shares of our Series A Convertible Cumulative Preferred Stock (“Preferred Stock”) to Old Vicor’s former preferred stockholder. In addition, all securities convertible or exercisable into shares of Old Vicor’s capital stock outstanding immediately prior to the Merger (excluding Old Vicor’s preferred stock and convertible debt) were cancelled, and the holders thereof received similar securities for the purchase of an aggregate of 800,250 shares of our common stock.

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

Our Business

General Overview

We are a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on our patented, proprietary point correlation dimension algorithm (the “PD2i® Algorithm”). The PD2i® Algorithm and software facilitates the ability to accurately risk stratify a specific target population to predict future pathological events, such as fatal cardiac arrhtythmias (which are related to sudden cardiac death), imminent death and autonomic nervous system dysfunction. We believe that the PD2i® Algorithm and software represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign. We are currently commercializing two proprietary diagnostic medical products which employ software utilizing the PD2i® Algorithim: the PD2i Analyzer tm (sometimes referred to as the PD2i Cardiac Analyzertm) and the PD2i-VStm (Vital Sign). It is also anticipated that the PD2i® Algorithm and software applications will allow for the early detection of Alzheimer’s Disease and other disorders and diseases.

We own all of the outstanding common stock of Nonlinear Medicine, Inc., a Delaware corporation (“NMI”), and Stasys Technologies, Inc., a Delaware corporation (“STI”). NMI owns all of our intellectual property related to our diagnostic products, and STI owns all of our intellectual property related to our therapeutic products.

Our first product, the PD2i Analyzertm, received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. It displays and analyzes electrocardiographic (ECG) information and measures heart rate variability (“HRV”) in patients at rest and in response to controlled exercise and paced respiration. The PD2i Analyzertm applies patented and proprietary technology to analyze a high resolution electrocardiograph (ECG) signal, and measure R-wave intervals . The clinical significance of HRV and other parameters must be determined by a physician. On January 14, 2010, we announced our first commercial sale of the PD2i Analyzertm to a physician practice in South Carolina and simultaneously announced that we had entered into an exclusive distribution agreement with VF Medical, LLC, a medical products distribution company. VF Medical, LLC will serve as the exclusive distributor for the PD2i Analyzertm in South Carolina, North Carolina, and the cities of Savannah and Augusta, Georgia. VF Medical will utilize a 25-person medical products distribution team consisting of agents who have long-term relationships with cardiologists, electrophysiologists, and family practice and internal medicine physicians within the designated territory. We are seeking other distributors and have begun hiring sales personnel in selected geographic areas.

The PD2i Analyzertm consists of a private-label digital electrocardiograph device that incorporates automated blood pressure recording and a laptop computer which utilizes proprietary collection software. The PD2i Analyzertm accesses the internet and sends recorded electrocardiograph files to our remote server where the files are analyzed by our proprietary algorithm and software. The analyzed results are then provided to the physician in an electronic health record together with a report and information which the physician can use to bill both public and private insurers. Established CPT codes allow the physician to currently bill and collect from both insurers. Vicor bills the physician monthly for the number of tests performed, thus enabling us to realize revenue from the recurring use of the PD2i Analyzertm in addition to revenue realized from the sale of the device. We anticipate making various submissions to the FDA for marketing clearance for the PD2i Analyzertm for additional medical claims, such as sudden cardiac death, trauma and possibly, the diagnosis of diseases related to autonomic nervous system dysfunction. Approval from the FDA would allow us to expand and accelerate our marketing efforts.

Technology Background

The PD2i® Algorithm provides a method for evaluating heart rate variability electrophysiological potentials (from electrocardiograms) with a high sensitivity and high specificity which can be used to predict future pathological events, such as fatal cardiac arrhythmias (which are related to sudden cardiac death, imminent death and autonomic nervous system dysfunction. The PD2i® Algorithm is designed to detect deterministic, low-dimensional excursions in nonstationary heartbeat intervals. The PD2i® Algorithm uses an analytic measure that is deterministic and nonlinear; it actually tracks nonstationary changes in the data and does not require stationarity. It is sensitive to chaotic, as well as nonchaotic linear data.

The key to understanding what the PD2i® Algorithm does and why we believe it is superior to all other related technology is its ability to define the connection between the variation of heartbeat intervals and the heart’s vulnerability to arrhythmogenesis. Our analytical approach to quantifying these neuro-cardiac relationships utilizes the relatively new field of nonlinear dynamics. As opposed to using an algorithm based on a linear stochastic model, such as standard deviation, the PD2i® Algorithim measures variability that is based on a nonlinear deterministic model.

The PD2i® Algorithm requires a maximum data collection window of only approximately twenty minutes (in some cases the collection window can be as short as 90 seconds) performed on a resting patient to produce the PD2i score; elevated heart rates and stress testing are not required. At the physician’s request, the patient may also perform three simple maneuvers which provide insight into the health of the patient’s autonomic nervous system function.

Diagnosis of Diseases

Background of SCD

Sudden cardiac death is a sudden, unexpected death caused by loss of heart function. It is the largest cause of natural death in the United States (in excess of 300,000 adult deaths). SCD is caused by arrhythmias (abnormal heart rhythms). The most common life-threatening arrhythmia is ventricular fibrillation, an erratic, disorganized firing of impulses from the ventricles. When this occurs, the heart is unable to pump blood, and death will occur within minutes if left untreated.

SCD is not a heart attack. A heart attack occurs due to blockage in one or more of the coronary arteries that feed the heart muscle, resulting in lack of blood flow to the heart muscle and consequential heart muscle damage. In contrast, during SCD, the electrical system to the heart suddenly becomes irregular. The ventricles may flutter or quiver (ventricular fibrillation), and blood is not delivered to the body. Of greatest concern in the first few minutes is that blood flow to the brain will be reduced so drastically that a person will lose consciousness. Death follows unless emergency treatment is begun immediately.

Survival can be as high as approximately 90% if treatment is initiated within the first few minutes after symptoms develop. The survival rate decreases by about 10% each minute treatment is delayed. Proper evaluation by a physician can prevent SCD through an implantable cardiac defibrillator (“ICD”). There are approximately 13 million people who currently meet the criteria to receive an insurance paid ICD. The risk satisfaction critera to include patients for ICD implantation was established by two clinical trials: the Multicenter Automatic Defibriliation Trial (Madit-II) and Sudden Cardiac Death — Heart Failure Trial (SCD-HeFT).

Diagnostic Tools for SCD

Current diagnostic tests include noninvasive diagnostic tools such as an electrocardiogram or ECG, ambulatory monitoring, echocardiography, cardiac stress test and invasive diagnostic tools, such as cardiac catheterization or an electrophysiology study.

The current invasive diagnostic tools have all of the risks that accompany any major surgery. Additionally, we believe that existing noninvasive tools suffer from three significant drawbacks. First, the current noninvasive diagnostic tools are inaccurate because (a) they are insensitive to nonlinearities in the data, (b) they assume random variation in the data (stochastic) and (c) the system generating the data cannot change during the recording. Second, the current noninvasive diagnostic tools require a stress test, which involves risk for patients.

Background of Autonomic Nervous System Testing

Autonomic Nervous System Dysfunction is among the least recognized and understood serious complications of diabetes. It often manifests itself as diabetic autonomic neuropathy (DAN), which impacts the entire autonomic nervous system. It causes substantial morbidity and increased mortality, particularly if cardiovascular autonomic neuropathy (CAN) is present. The American Diabetes Association recommends annual screening of the 24+ million diabetics for DAN. The most common non-invasive method of diagnosis is heart rate variability testing in patients at rest and in response to three maneuvers (commonly referred to as the Ewing maneuvers). Those maneuvers include metronomic breathing, the Valsalva maneuver and rising from a recumbent position to standing, all of which stress components of the autonomic nervous system.

Clinical tests employing HRV analysis have been extensively studied and published by medical researchers over the last forty years in the United States and internationally. This research has demonstrated the potential for the application of HRV tests to include cardiac and cardiovascular risk stratification and for identifying the presence of autonomic neuropathy, a condition which is particularly prevalent among people with diabetes. Several HRV-measuring devices are now used as tools for evaluating patients for the presence of autonomic neuropathy. Many such devices have been designed with a focus on the diabetic population, but despite the growing incidence of diabetes, these devices have not yet been widely adopted by clinicians.

The diabetes market still represents a largely untapped market for technology able to facilitate objective identification of autonomic nervous system dysfunction and autonomic neuropathy. If not diagnosed prior to the manifestation of autonomic neuropathic symptoms, diabetics are at significantly greater risk of developing debilitating or fatal end-organ damage, which is more difficult and more expensive to treat than in its early stages.

Diagnostic Tools for Autonomic Nervous System

In 2005 the American Diabetes Association (“ADA”) published a formal “statement” recommending clinical screening for autonomic neuropathy among people with diabetes: “screening should be instituted at diagnosis of type 2 diabetes and 5 years after the diagnosis of type 1 diabetes. Screening might comprise a history and an examination for signs of autonomic dysfunction. Tests for HRV, including expiration-to-inspiration ratio and response to the Valsalva maneuver and standing, may be indicated. If screening is negative, this should be repeated annually; if positive, appropriate diagnostic tests and symptomatic treatments should be instituted.” Notably, the HRV testing methods listed in this “statement” include linear time domain and frequency domain measures, but do not include the most technically advanced methods now available, such as wavelet transform and the non-linear Poincaré plots and point correlation dimension (PD2i) analyses. These latter methods offer advantages, such as reducing the data sample size required for analysis and lessening the effects of physiological artifacts.

Furthermore, looking for autonomic symptoms is not an adequate approach to managing autonomic neuropathy; a patient’s history and physical examination are ineffective for early detection of cardiac autonomic neuropathy (CAN); the symptoms of autonomic neuropathy tend to occur when its development is advanced and difficult to treat. HRV testing may also facilitate differential diagnosis and the attribution of symptoms (e.g., erectile dysfunction, dyspepsia, dizziness) to autonomic dysfunction.

The PD2i Analyzertm is well suited to use with diabetic individuals. Our technology provides novel solutions to recognized problems associated with HRV analysis. The results are easily interpreted against a device-specific normal range, are automated and computerized. Quality assurance of the integrity of the results obtained comes from the fact that the algorithm used for the HRV analysis is not affected by irregularities in heart rhythm or intrinsic heart disease. This is important to diabetics, since heart disease is a co-morbidity of diabetes. The PD2i Analyzertm also provides a “noise”-filtering and “noise‘-correcting feature that further ensures the quality of its measurements.

Products and Markets

PD2i Analyzertm

The PD2i Analyzertm received 510(k) marketing clearance from the FDA on December 29, 2008. The PD2i Analyzertm displays and analyzes electrocardiographic (ECG) information and measures heart rate variability (“HRV”) in patients at rest and in response to controlled exercise and paced respiration. The clinical significance of HRV and other parameters must be determined by a physician.

On January 14, 2010 we announced our first commercial sale of the PD2i Analyzertm to a physician practice in South Carolina and simultaneously announced that we had entered into an exclusive distribution agreement with VF Medical, LLC (“VF Medical”), a medical products distribution company. VF Medical will serve as the exclusive distributor for the PD2i Analyzertm in South Carolina, North Carolina, and the cities of Savannah and Augusta, Georgia. VF Medical will utilize a 25-person medical products distribution team consisting of agents who have long-term relationships with cardiologists, electrophysiologists, family practice and internal medicine physicians within the designated territory.

The PD2i Analyzertm consists of a private-label digital electrocardiograph device that incorporates automated blood pressure recording and a laptop computer which utilizes proprietary collection software. This device accesses the internet and sends recorded electrocardiograph files to our remote secure server where the files are analyzed by our proprietary algorithm and software. The analyzed results are then provided to the physician in an electronic health record together with a report and information which the physician can use to bill both public and private insurers. Established CPT codes allow the physician to currently bill and collect from both public and private insurers. Vicor bills the physician monthly for the number of tests performed, thus enabling us to realize revenue from the recurring use of the PD2i Analyzertm in addition to revenue realized from the sale of the device.

In early 2009, Vicor signed a Research Agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i® analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) Trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” We are using the PD2i Analyzertm to retrospectively predict SCD in the 651 congestive heart failure patients who participated in the MUSIC Trial (of which 52 actually died from SCD). We completed this analysis in the first quarter of 2010 and believe it will yield a dataset sufficient to support a 510(k) submission to the FDA to include a claim for SCD.

PD2i-VS

We also plan on commercializing the PD2i-VS product. This product is being developed in collaboration with the United States Army and is used to assess the severity of critically injured combat casualties to determine the need for immediate life saving intervention in those trauma victims who are at high risk of imminent death. The PD2i-VS is anticipated to be used for civilian triage and trauma emergency response.

In January 2008 we executed a Collaborative Research and Development Agreement (“Research and Development Agreement”) with the U.S. Army Institute of Surgical Research (“U.S. Army”) for “Prediction of Injury Severity and Outcome in the Critically Ill Using the Point Correlation Dimension Algorithm, or PD2i.” The U.S. Army is exploring ways to assess the severity of injury and probability of survival of critically injured combat casualties and critically ill civilian patients. The U.S. Army, in conjunction with Vicor, is testing the PD2i -VS Algorithm in several diverse cohorts, including human trauma, patients in the intensive care units (“ICU Patients”) and combat casualties. Various experiments have been performed under the Research and Development Agreement and the US Army has presented the findings at several conferences in the United States and Europe. Manuscripts and abstracts have also been published by leading journals with Vicor and the US Army as co-authors.

The PD2i-VS has been tested through this collaboration with the US Army in a variety of ways. The most recent data set, consisting of 325 civilian trauma files, is expected to be finalized and submitted to the FDA in the second quarter of 2010 for 510(k) marketing approval. If cleared, we can begin marketing the PD2i-VS for a claim of trauma triage.

Additionally, at the request of the U.S. Army, we have substantially completed the programming necessary for the PD2i VStm to operate as a continuous vital sign monitor. In this mode, the PD2i VStm provides an initial result with three minutes of collected data and an updated status every minute thereafter. Each result is accompanied by an audible tone, and a green, yellow, or red light to indicate the patient’s change in status and alert the emergency response team of a need for aggressive and immediate lifesaving intervention. We have completed a modification of the R-R detector in our software to improve its already high sensitivity and accuracy. The accuracy of the time intervals between each heart beat “the R-R interval” is critical to the calculation of a PD2i® value. The enhanced version of the continuous PD2i VStm, together with the improved RR-detector should enable the US Army to utilize our technology in an important prospective human trial, which we believe could be the last clinical test required before deployment.

In summary, upon receipt of expanded 510(k) marketing clearance from the FDA, the PD2i Analyzertm will be marketed with specific claims for (a) Normal Ranges for the PD2i® values to facilitate physician interpretation of test results of the PD2i Analyzertm, (b) a diagnostic claim for those patients at elevated risk for Sudden Cardiac Death and (c) a diagnostic claim for those patients at imminent risk of death in trauma.

Regulatory Approval Process

United States.  The FDA classifies medical devices into Class I, II and III. The amount of regulatory control increases from Class I to Class III. The device classification regulation defines the regulatory requirements for a general device type. A full premarket notification process for a Class III device is the most detailed process, requiring the submission of clinical data to support claims made for the device. Class II devices require premarket notification on a 510(k) application. A 510(k) application is a premarketing submission made to the FDA to demonstrate that the device to be marketed is safe, effective and substantially equivalent to a legally marketed device (i.e. a predicate device) and is therefore not subject to premarket approval. The FDA has advised us that the predicate device for the PD2i Analyzertm is a Class II device (pursuant to 21 C.F.R. § 870.2340 — Cardiovascular Devices — Cardiovascular Monitoring Devices — Electrocardiograph); thus the PD2i Analyzertm is subject to the less onerous premarket notification for a 510(k) application.

Investigational Device Exemption (IDE).  In certain cases, including ours, the 510(k) application requires the submission of clinical data to support claims made for the device. For the FDA to permit applicants to undertake a clinical trial using unapproved medical devices on human subjects, applicants are required to seek an Investigational Device Exemption (IDE). Clinical studies with devices of significant risk must be approved by the FDA and by an Institutional Review Board or IRB before the study can begin. Studies with devices of nonsignificant risk only need IRB approval before the clinical trails can begin. The FDA has advised us that the PD2i Analyzertm is a nonsignificant risk device. Thus, we are not required to obtain FDA approval before we conduct any clinical trials.

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

We received 510(k) marketing clearance for the PD2i Analyzertm in December 2008. We are in the process of completing three clinical trials. We plan on using the data from these clinical trials for additional 510(k) submissions with which to establish (a) normal ranges for the PD2i® values to facilitate physician interpretation of test results of the PD2i Analyzertm, (b) a diagnostic claim for those patients at elevated risk for sudden cardiac death and (c) a diagnostic claim for those patients at imminent risk of death in trauma. These trials are expected to cost approximately $150,000, in the aggregate, in 2010 and are described in the following table:

Our Products and Status of Clinical Trials

		Status of	FDA
Product	Use	Clinical Trial	Submission
PD2i Analyzertm	Normal Range Values for PD2i®	Awaiting Institutional Review Board Approval at the University of Mississippi Medical Center	Expected at completion of Trial-no follow-up period for patients required.
PD2i-Analyzertm	Diagnostic Tool to Risk Stratify Sudden Cardiac Death	University of Rochester — currently comparing PD2i® values to patient outcomes	Expected in the second quarter of 2010 (Marketing clearance anticipated in the third quarter of 2010)
PD2i — VS	Diagnostic tool to Triage Trauma	U.S. Army — Data Analysis being completed	Expected in the second quarter of 2010 (Marketing clearance anticipated in the third quarter of 2010)

These additional claims will permit the acceleration of marketing and sales activities and facilitate the direct marketing to physicians of the PD2i Analyzertm for different medical uses.

As the PD2i Analyzertm and our other products become commercially available, it is anticipated that independent researchers will conduct their own independent research on areas of interest to them without financial support from Vicor which should reduce our research and development expenses in the future. However, as we explore other applications for the technology, the related research may require us to sponsor clinical trials which could require substantial expenditures.

Current trials underway at various institutions, some of which are sponsored by Vicor and some of which are being independently conducted, include.

Trial Name	Market Indication	Independent or Vicor Sponsored
Cardiac Risk in the Youth (CRY)	Sudden Cardiac Death in the Young	Independent — Inherited Cardiovascular Disease and Sports Cardiology Centre at St. George’s Healthcare NHS Trust-United Kingdom
Brain Injury Risk Stratification Trial (BIRST)	Neuro-ICU	Vicor Sponsored — University of Mississippi Medical Center
Cardiac Arrest in Student Athletes (CASA)	Sudden Cardiac Death-Student Athletes	Vicor Sponsored — University of Mississippi
Complexity Analysis During Renal Dialysis (CARD)	Sudden Cardiac Death-Dialysis Patients	Vicor Sponsored — University of Mississippi Medical Center
Cardiac Autonomic Regulation Enhancement Through Exercise (CARE-e)	Cardiac Rehabilitation	Independent — Brown University
Cardiac Autonomic Regulation Enhancement Through Therapy (CARE-T)	Cardiac Rehabilitation	Independent — Brown University
Complexity Analysis Studies of Trauma in the Emergency Department (CASTED)	ICU/Mobile Triage	Vicor Sponsored — University of Mississippi Medical Center
Complexity Analysis During Blood Donation (CABLD)	Internal Bleeding	Vicor Sponsored — University of Mississippi Medical Center and Mississippi Blood Bank
Massachusetts General Hospital Trauma	Trauma Triage	Independent — Massachusetts General Hospital

European Regulatory Requirements

We may be required to receive CE Mark Certification, an international symbol of quality and compliance with applicable European community medical device directives, prior to marketing our products in Europe. If such certification is required, we must comply with the Essential Requirements of the Medical Devices Directive, which primarily relate to safety and performance and have our products undergo conformity assessment certification by a Notified Body. If we are required to obtain the CE Mark Certification, we plan to begin this process in the later half of 2010 for our products.

Sales and Marketing

On January 14, 2010 we announced our first commercial sale of the PD2i Analyzertm to a physician practice in South Carolina and simultaneously announced that we had entered into an exclusive distribution agreement with VF Medical, a medical products distribution company. VF Medical, LLC will serve as the exclusive distributor for the PD2i Analyzertm in South Carolina, North

Carolina, and the cities of Savannah and Augusta, Georgia. VF Medical, LLC will utilize a 25-person medical products distribution team consisting of agents who have long-term relationships with cardiologists, electrophysiologists, and family practice and internal medicine physicians within the designated territory.

Additionally, we plan on marketing the PD2i Analyzertm to our large physician base — 350 shareholders and 450 members of our National Cardiac Panel — as early adopters of our technology to ensure that (a) the product is well received by physicians interested in Vicor’s success and (b) product enhancement suggestions provided by these early adopters can be incorporated into the technology before a national roll-out. The PD2i Analyzertm can be used as a diagnostic tool under 60 international classification of disease (“ICD-9”) codes.

Once FDA 510(k) marketing clearance is obtained for SCD, our sales and marketing will be directed towards physicians who identify individuals at risk of SCD from those cardiac patients who may not be at risk. Our target patient populations will include those individuals with underlying cardiac disease. In the United States, those populations include more than 7 million patients who have suffered a myocardial infarction (heart attack), 5 million patients suffering from congestive heart failure (poor pumping function), and more than 1 million other patients suffering from conditions including syncope (fainting and dizziness) and non-ischemic dilated cardiomyopathy (damaged and enlarged heart). Therefore, we believe that the aggregate at-risk patient population in the United States that are candidates for our PD2i Analyzertm diagnostic test exceeds 13 million. MADIT II and Sudden Cardiac Death-Heart Failure Trial (SCD-HeFT) type patients represent a major and important subset of this at-risk patient population.

The main target customer for our PD2i Analyzertm is the clinical cardiologist and the electrophysiologist. The electrophysiologist is a cardiologist specializing in the electrical rhythm of the heart and, as such, their knowledge and opinion on the value of the PD2i Analyzertm is often solicited by the clinical cardiologist, the primary user of our test. Clinical cardiologists see the vast majority of patients with existing cardiac conditions. They control the referral pattern of their patients. They also prescribe and administer most diagnostic tests either in their office or as an outpatient procedure at the hospital.

Our marketing strategy is to segment the internal medicine, family practice and cardiologist market and target technology-friendly early adopters. We anticipate primarily utilizing independent distributors complemented by an in-house sale force which we will establish. The United States market although significant, represents only a fraction of the total potential worldwide market for the products. Therefore, we anticipate marketing the products in Europe primarily through distribution partners; discussions with potential partners are ongoing.

Our PD2i-VS product is in its early stages. Assuming successful completion of the product, we plan on marketing it to hospitals and emergency response providers. We will consider licensing the technology to existing monitor companies as well as developing our own proprietary monitor for sale.

Reimbursement

Reimbursement to healthcare providers by third party insurers is critical to the long-term success of our efforts to make the PD2i Analyzertm the standard of care for patients being screened for autonomic nervous system dysfunction, as well as being evaluated in the future for risk of SCD. There are 60 ICD-9 diagnosis codes for which the performance of the test as a diagnostic tool can be justified. There are established Current Procedural Terminology Codes, known as CPT codes, that provide a national level of reimbursement of approximately $80-$160 per test to the physicians for using the PD2i Analyzertm. CPT codes provide a uniform language used by healthcare providers to describe medical services and tests. Coding is used to communicate to third party insurers the services that have been performed for billing purposes and affect both the coverage decision and amount paid by such insurers. Physicians are currently being reimbursed for the use of the PD2i Analyzertm from insurance companies, Medicare and Medicaid.

Competition

Sudden Cardiac Death

Noninvasive diagnostic tools for SCD are relatively new in the cardiac diagnostic field, thus the current market competition for this type of product is limited. The major direct competitor of the PD2i Analyzertm is Cambridge Heart, Inc. (“Cambridge Heart”). According to its filings with the SEC, Cambridge Heart has several products, including the Heartwave System, CH 2000 Cardiac Stress Test System, and Micro-V Alternans Sensors. All of these products have received 510(k) clearance from the FDA for sale in the United States. They have also received the CE mark for sale in Europe and have been approved for sale by the Japanese Ministry of Health, Labor and Welfare. These products have been sold since 2000.

We believe our PD2i Analyzertm will deliver a more accurate prediction of SCD, is substantially less expensive and is a procedure that is more patient friendly than the CH 2000 Cardiac Stress Test System. The key disadvantages of the Cambridge Heart products are that (i) they require a stress test to capture the T-wave alternans, (ii) the stress test itself is not without risk; it could induce cardiac arrest, (iii) the procedure requires costly electrodes for which physicians are not separately reimbursed, and (iv) most importantly, the procedure cannot be performed on patients exhibiting ectopic or irregular heartbeats or taking beta-blockers used to treat coronary artery disease.

The key competitive advantages of the PD2i Analyzertm are that (i) it avoids risks associated with a cardiac stress test, (ii) it can be performed on a resting patient in any environment, (iii) it can be performed without specialized equipment, (iv) costly electrodes are not required, (v) it is not affected by ectopic or irregular heartbeats, (vi) it is not affected by common cardiac drugs, and (vii) there is no significant up-front equipment cost to the physician.

At our expected price of approximately $7,500 per unit and $25-$50 per test, the PD2i Analyzertm will offer clinicians an affordable product that will appropriately pay them and us based on usage.

Autonomic Nervous System

One direct competitor of the PD2i Analyzertm is Ansar Group, Inc. (“Ansar”). According to its website, Ansar has developed the ANX 3.0, a noninvasive, real time digital monitor of autonomic nervous system functioning. The ANX 3.0 monitor costs approximately $40,000. We believe the PD2i Analyzertm is more cost effective and offers a superior solution for physicians based on our business model and the increased utility of our PD2i® measure of HRV.

Indirect competition for the PD2i Analyzertm is traditional clinical screening tests, which are performed by physicians. However, a patient’s history and physical examination are ineffective for early detection of cardiac autonomic neuropathy, the symptoms of autonomic neuropathy tend to occur when its development is advanced and difficult to treat. HRV testing may also facilitate differential diagnosis and the attribution of symptoms (e.g, erectile dysfunction, dyspepsia, dizziness) to autonomic dysfunction.

Manufacturing

We are in the process of finalizing our manufacturing agreements with third parties. We intend to acquire both the digital ECG and laptop computers from third parties and Vicor will install the appropriate proprietary software.

Trademarks

We pursue and maintain trademark protection in the United States and worldwide. As of March 1, 2010 we have three United States registered trademarks for PD2i for use on our products.

Research and Development

Our research and development expenses for 2008 and 2009 were approximately $993,000 and $964,000, respectively. These research and development expenses included, but were not limited to laboratory supplies, hardware costs, programming and software costs, sponsored research activities and salary and fringe benefit costs for employees who were engaged in research, development, clinical and regulatory activities. In addition, all clinical trial costs, clinical and regulatory consulting and contract manufacturing costs are included.

Employees

As of March 1, 2010 we employed ten individuals, and engaged the services of several consultants. All of our employees are leased under a Professional Employer Organization (PEO) arrangement pursuant to a Service Agreement with ALDA & Associates International, Inc., a consulting company owned and controlled by David H. Fater, our Chief Executive and Financial Officer. Of our employees, seven are engaged in executive, administrative, business development, sales, marketing and intellectual property functions, and three are engaged in research and development and clinical/regulatory activities. We anticipate that we will need to recruit additional personnel to manage our expanded selling and administrative functions as well as our research and product development programs.

Drug Discovery Platform (Therapeutic Products)

The mission of our drug discovery platform was to focus on the pre-clinical and early clinical development of products for the treatment of an array of human diseases, such as cerebral ischemia (stroke), cardiac ischemia, kidney failure, organ transplantation and preservation, hypertension, obesity, and thrombolytic diseases. At the present time, our drug discovery platform is not active. Since 2003 to conserve cash and focus on FDA marketing clearance for the PD2i Analyzertm, we have halted all research related to our drug platform. As of December 31, 2009, we are still in the pre-clinical testing phase with respect to our drug discovery platform and are awaiting patent issuance and sufficient funding to enable us to continue development.

Certain naturally occurring peptides and proteins are derived from “state-dependent” physiologies, a naturally occurring process under which certain mammals engage in “altered physiologic states”, such as hibernation, REM sleep and pregnancy. We believe that these molecules lead to altered physiological states, such as blood pressure reduction, loss of appetite and thirst, diminished cancerous cell growth and reproduction, urea recycling and tissue and organ preservation.

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

We developed a strategy which we believe will enable us to isolate the naturally occurring, state- dependent, nontoxic, bioactive molecules that are produced during hibernation of certain mammals, such as the woodchuck. We anticipate using these molecules, as well as their derivatives, to treat major human diseases, such as stroke and cardiac ischemia. Through the execution of this strategy in 2000-2003, we identified the amino acid sequence of several peptides discovered in the blood of hibernating mammals (some of which are also found in humans), which have been successfully tested for efficacy in pre-clinical animal studies of cerebral ischemia. This animal model replicates human stroke. These ischemia-preventing molecules have also been shown to be nontoxic in animal toxicology studies.

We also conducted a pre-IND briefing meeting with the FDA in March 2003 to develop the Clinical Development Plan for the Company’s lead stroke compound as part of the Investigational New Drug (IND) process. We filed our United States Utility and Foreign Patent Application in February 2003. The United States Patent and Trademark Office (the “PTO”) advised us that certain important claims relating to the drug discovery platform (the “Anti-infarction patent”) and its applicability for stroke would be allowed, thus permitting the issuance of one or more patents. However, a patent has not yet been granted by the PTO.

Patent and Proprietary Rights

As of March 30, 2010 we have four issued United States patents, three patents issued by foreign countries (South Africa, Eurasia and New Zealand) and two United States pending patent applications relating to our PD2i technology. We also have two foreign patents issued (Eurasia and South Africa) and one United States pending patent application relating to our drug discovery program. Our issued patents expire in 2024. In addition, we currently have 31 foreign pending patent applications. We have filed patents with Australia, Brazil, Canada, China (Peoples Republic), European Patent Office, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, South Africa, South Korea, Taiwan, and Thailand. We have also filed patents pursuant to the Eurasian Patent Convention and the Patent Cooperation Treaty.

The following U.S. patents related to our PD2i® technology have been issued to us or are in prosecution:

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

Risk Factors

Item 1A Risk Factors

We are subject to certain risks in our business operations which are described below. Careful consideration of these risks should be made before making an investment decision The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known or currently deemed immaterial may also impair our business operations.

Risks Related To Our Operations

We have incurred significant operating losses since inception that raise doubts about our ability to continue as a going concern.

We have a history of operating losses and have incurred losses every quarter. We are a developmental stage company that is still in the process of developing new and unproved technologies. We have incurred significant net losses since our inception, including net losses of approximately $7.3 million in 2002, $9.2 million in 2003, $3.4 million in 2004, $4.2 million in 2005, $4.6 million in 2006, $6.1 million in 2007, $8.5 million in 2008 and $6.6 million in 2009. As of December 31, 2009, we had an accumulated deficit of approximately $53.0 million. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability. Based on funds available to us as of December 31, 2009 our independent auditors expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds. If we are unable to successfully implement our financing strategy and develop commercially successful products, we will not generate sufficient revenues to achieve profitability and may be forced to cease operations.

We are a development stage company and we may be unable to successfully commercialize any products.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies engaged in the development and commercialization of new technologies, particularly companies targeting markets characterized by complex regulatory issues. In particular, medical devices, such as the PD2i Analyzertm, require CPT codes and agreed-upon reimbursement levels in order to achieve wide physician use, which is expected to drive significant revenue. While established CPT codes with adequate levels of reimbursement exist, we still may not generate significant revenues or achieve and sustain profitability because our products may not be accepted in the marketplace. Our limited operating history in new product areas makes the prediction of future results of operations extremely difficult.

We have never generated, and we may never generate, positive operating cash flow.

Our business operations do not generate positive cash flow and we do not currently receive revenues from other sources, such as licensing fees, revenues from grants or consulting fees. Depending upon the extent of revenue derived from these sources, if any, as well as revenues generated from the sale of the PD2i Analyzertm and related test fees, we may not be able to generate sufficient cash flow to cover operating expenses. We cannot predict or guarantee when our products will generate sufficient revenue to achieve positive operating cash flow.

Our cash position is very low relative to our anticipated cash needs.

As of December 31, 2010 we had a cash balance of approximately $544,000. This is substantially less than our projected short-term cash requirements (including fixed costs and projected future costs). There can be no guaranty that we can raise additional funds from sales of our equity or debt securities on terms that are acceptable to us or otherwise generate sufficient revenue to maintain our operations. Our inability to obtain such funds would have a material adverse effect on the Company’s financial condition and operations.

We may be unable to obtain additional funds necessary to sustain our business on acceptable terms or at all, which would harm our business and may require us to significantly curtail or cease our operations.

We need substantial capital to fund our business operations and finance our working capital requirements for the long-term. We have experienced significant negative cash flow from operations to date and expect to continue to experience significant negative cash flow in the future. We need additional funds to sustain and expand our research and development activities, our collaborative arrangements and commence our sales and marketing activities. Adequate funds for these and other purposes on acceptable terms, whether through additional equity financing, debt financing or other sources, may not be available when needed, or may result in significant dilution to existing stockholders. Our inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations and financial condition. If we are unable to raise additional funds, we will be forced to significantly curtail or cease our operations. Our ability to issue debt securities or to service any debt may also be limited by our inability to generate cash flow.

We are dealing with new and unproven technologies.

We primarily work with and develop new and unproven technologies that have not been perfected. The perfection and validation of these technologies will require substantial additional capital investment and a significant amount of work. Additionally, many of the products and services that we contemplate developing may prove unsuitable for commercial application. We cannot be certain that any such products or services will be able to be commercialized and sold successfully, or at all. The risks associated with this situation are increased because we will primarily be attempting to develop and commercialize concepts, products and services in the biotechnology area that have not been validated.

The results of clinical studies may not support the usefulness of our technology.

Conducting clinical trials is a long, expensive and uncertain process that is subject to delays and failure at any stage. Clinical trials can take months or years. The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, (1) the FDA may not approve a clinical trial protocol or a clinical trial, or may place a clinical trial on hold; (2) subjects may not enroll in clinical trials at the rate we expect and subjects may not be followed up on the rate we expect; (3) subjects may experience events unrelated to our products; (4) third-party clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations may not perform data collection and analysis in a timely or accurate manner; (5) interim results of any of our clinical trials may be inconclusive or negative; (6) regulatory inspections of our clinical trials may require us to undertake corrective action or suspend or terminate them if investigators find us not to be in compliance with regulatory requirements; or (7) governmental regulations or administrative actions may change and impose new requirements, particularly on reimbursement.

Results of pre-clinical studies do not necessarily predict future clinical trial results and previous clinical trial results may not be repeated in subsequent medical trials. We may experience delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or early clinical testing. In addition, the data obtained from clinical trials may be inadequate to support approval or clearance of a submission. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate the safety and effectiveness of the product candidate. The FDA may also require us to conduct additional pre-clinical studies or clinical trials which could further delay approval of our products. If we are unsuccessful in receiving FDA approval of a product, we would not be able to sell or promote the product in the United States, which could seriously harm our business. Moreover, we face similar risks in each other jurisdiction in which we sell or propose to sell our product.

If third-party contract research organizations do not perform in an acceptable and timely manner, our pre-clinical testing or clinical trials could be delayed or prove unsuccessful.

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

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if we were unable to recruit key personnel in the future.

Our success will depend to a significant extent on the skills and efforts of David H. Fater, Dr. Jerry M. Anchin, Dr. James Skinner, Dr. Daniel Weiss and Lloyd Chesney. We have entered into employment agreements with Messrs. Fater and Chesney and Drs. Anchin, Skinner and Weiss. Nevertheless, employment agreements do not assure the services of such personnel. Despite employment and noncompetition agreements, our employees may voluntarily terminate their employment with us at any time. Our success also depends on our ability to attract and retain additional qualified employees in the future. Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, many of whom have greater financial and other resources than we do. In addition, we may incur significantly increased costs in order to attract and retain skilled employees. The loss of one or more key employee could have a material adverse effect on our business.

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a publicly traded company, we are subject to certain federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal controls over financial reporting. Although we have reviewed our disclosure and internal controls and procedures in order to determine whether they are effective, our controls and procedures may not be able to prevent errors or frauds in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures, make it difficult for us to ensure that their objectives are met. A failure of our controls and procedures to detect material errors or fraud, could seriously harm our business and results of operations.

Risks Related To Regulatory Matters

The medical device and pharmaceutical industries are subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our products.

Our Diagnostic Platform.  Our PD2i Analyzertm received 510(k) marketing clearance from the FDA on December 29, 2008. This clearance enables us to market this product and generate revenue. Our products for specific medical claims, however, can only be directly marketed to physicians by submitting additional 510(k) applications to the FDA supported by satisfactory clinical trial results. However, the results of our clinical trials may not provide sufficient evidence to allow the FDA to grant us such additional marketing clearances. The failure to obtain FDA marketing clearance for these specific medical claims would have a material adverse effect on our business.

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

If we seek to market our products in foreign jurisdictions, we may need to obtain regulatory approval in these jurisdictions.

In order to market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval procedures vary among countries (except with respect to the countries that are part of the European Economic Area) and can involve additional clinical testing. The time required to obtain approval may differ from that required to obtain FDA approval. Should we decide to market our products abroad, we may fail to obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may be unable to file for, and may not receive, necessary regulatory approvals to commercialize our products in any foreign market, which could adversely affect our business prospects.

Changes in healthcare reimbursement systems in the U.S. and abroad could affect our revenues and profitability.

The Federal government is considering ways to change, and has changed, the manner in which healthcare services are provided and paid for in the U.S. Occasionally, the U.S. Congress passes laws that impact reimbursement for healthcare services, including reimbursement to hospitals and physicians. States may also enact legislation that impacts Medicaid payments to hospitals and physicians. In addition, Centers For Medicare and Medicaid Services, the federal agency responsible for administering the Medicare program, establishes payment levels for hospitals and physicians on an annual basis, which can increase or decrease payments to such entities.

In particular, the recently passed health care reform legislation and the American Recovery and Reinvestment Act of 2009 (also known as the Stimulus Package) affects funding for and in many instances regulates healthcare treatment and strategies. It is unclear what effect, if any, these pieces of legislation or any other future legislation would have on our business.

Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patients and treatment, and other countries requiring application for, and approval of, government or third-party reimbursement. Even if we succeed in bringing our products to market, uncertainties regarding future healthcare policy, legislation and regulation, as well as private market practices, could affect our ability to sell our products in commercially acceptable quantities and at profitable prices.

If we promote the off-label use of the PD2i Analyzertm, we could be subject to fines and penalties from the FDA or other regulatory agencies

If the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil and/or criminal penalties. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. If the FDA or another regulatory agency determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-labeled promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion.

We must comply with healthcare “fraud and abuse” laws, and we could face substantial penalties for non-compliance and be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

Our business is regulated by laws pertaining to healthcare fraud and abuse, including:

•	the Federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the furnishing, recommending, or arranging for, a good or service for which payment may be made under a federal healthcare program such as Medicare and Medicaid; and

•	state law equivalents to the Anti-Kickback Statute, which may not be limited to government-reimbursed items.

If our operations are found to be in violation of any of these or similar laws or regulations, we or our officers may face significant civil and criminal penalties, damages, fines, imprisonment and exclusions from the Medicare and Medicaid programs. Any violations may lead to curtailment or restructuring of our operations which could adversely affect our ability to operate our business and our financial results. The risk of being found in violation of these laws, is increased by the fact that many of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and damage our reputation. If enforcement action were to occur, our reputation and our business and financial condition may be harmed, even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with whom we do business are found not to comply with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

Risks Related to the Market for Our Products

Our ability to compete successfully and achieve future revenue will depend on our ability to protect our proprietary technology.

It is possible that no further patents will be issued for our potential applications and that any issued patent, may not provide any competitive advantage to us or will be successfully challenged, invalidated or circumvented in the future. In addition, our competitors, many of which have substantial resources and have made significant investments in competing technologies, may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect in part through confidentiality and proprietary information agreements and limit access to and distribution of our proprietary information.

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

Our ability to sell our various products will depend on our ability to maintain adequate levels of third-party reimbursement for use of these products by our customers. The amount of reimbursement in the United States that is available for clinical use of these products is expected to vary. In the United States, the cost of medical care is funded in substantial part by government insurance programs such as Medicare and Medicaid, and by private and corporate health care plans. Third-party payers may seek to deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payors, or is experimental, unnecessary or inappropriate. Difficulties in obtaining reimbursement for each of our products, or the inadequacy of the reimbursement obtained could materially decrease any demand for our products.

The commercial viability of our products is uncertain.

To date we have sold only a limited number of one of our products. It is therefore possible that products developed by us may not achieve widespread market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt and timing of regulatory approvals and the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of our products and their advantages over existing technologies, as well as approved reimbursement for physicians. We may be unable to successfully manufacture and market our products even if they perform successfully in the clinical applications. Furthermore, physicians and the medical community in general may not accept and utilize any products that we develop.

We will depend on third parties to manufacture our products and the unavailability of qualified manufacturers could restrict our ability to obtain and sell our products.

We do not manufacture our products and we anticipate that we will not manufacture any of our products at any time. Products will be manufactured by either unrelated parties or strategic partners. We may be unable to locate a suitable source to manufacture our products, and even if one is found, we will be dependent upon its performance. Delays in the manufacture of our product or defects arising from manufacturing could have a material adverse effect on our business.

We will depend on third parties to market and sell our products.

We do not plan on establishing a large in-house sales staff and we intend to primarily enter into co-marketing, sales and/or licensing agreements with medical device, biotechnology and pharmaceutical companies to take advantage of their marketing and sales expertise and to utilize their personnel.

Accordingly, we may become dependent on the efforts of others to obtain wide acceptance of our products. No assurances can be given that such parties will perform satisfactorily.

We may be unable to keep pace with the rapid technological changes in the biotechnology industry and as a result, our technologies may become obsolete.

The field of biotechnology is characterized by significant and extremely rapid technological change. Companies with significantly greater resources than us may compete with our technology and products. Research and discoveries by others may result in medical insights or breakthroughs, which may render our technologies obsolete even before they generate any revenue. These factors could have a material adverse effect on our business.

We may be sued for product liability.

We may be held liable if any product we develop or any product that is made with the use of any of our technologies causes injury or is found otherwise unsuitable. We currently have limited product liability insurance that may not fully cover our potential liabilities. If we attempt to obtain additional product liability insurance coverage, this additional insurance may be prohibitively expensive, or may not fully cover our potential liabilities. The inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborative partners. Any adverse judgments against us which exceed our insurance coverage would have a material adverse effect on our financial condition and results of operations.

Risks Related to an Investment in our Common Stock

The trading of our common stock on the OTCBB and the designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our securities, traded on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”), are subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that exceeds $300,000 when combined with a spouse’s income). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop.

In addition, the SEC has adopted a number of rules to regulate “penny stock” that restrict transactions involving these securities, including Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges, including the NASDAQ Stock Exchange) if current price and volume information with respect to transactions in such securities is provided by the exchange. Because our common stock may constitute “penny stock” within the meaning of the rules, the rules would apply to us and to our securities. If our securities are subject to the penny stock rules, stockholders may find it more difficult to sell their securities. Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-

dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses.

Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell substantial amounts of our common stock or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of February 28, 2010 we have outstanding 42,802,863 shares of common stock and we are required to issue additional shares upon (i) the exercise of outstanding options and warrants, and (ii) the conversion of Series A and Series B preferred stock and outstanding notes into shares of our common stock, which could exceed 20,000,000 shares depending upon the price of our common stock.

We do not pay cash dividends to our stockholders and have no plans to pay cash dividends in the future.

We plan to retain earnings, if any, to finance future growth and have no plans to pay cash dividends to stockholders. Because we do not pay cash dividends, holders of our securities will experience a gain on their investment in our securities only in the case of an appreciation of value of our securities.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth, by acquiring complementary businesses, by acquiring or licensing additional brands, or by establishing strategic relationships with targeted customers and suppliers. In order to do so or to finance the cost of our other activities, we may issue additional equity securities that could also dilute our stockholders’ ownership.

Our officers, directors and principal stockholders controlling approximately 19% of our outstanding common stock can exert significant influence over us and may make decisions that are not in the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) collectively control approximately 19% of our outstanding common stock, exclusive of outstanding options and warrants. As a result, these stockholders will be able to affect the outcome of or exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company. This in turn could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

Anti-takeover provisions may limit the ability of another party to acquire us, which could negatively affect our stock price.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. The combination of these provisions, as well as Delaware law, effectively inhibits a non-negotiated merger or other business combination, which in turn could adversely affect the market price of our common stock. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

The market of our common stock could vary significantly based on market perceptions of the status of our development efforts.

The perception of the investing public and securities analysts regarding our product development efforts could significantly affect our stock price. As a result, the market price of our common stock has and could in the future change substantially when we or our competitors make product announcements. Many factors affecting our stock price are industry related to and beyond our control.

Item 2.	Properties.

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

	High	Low

First Quarter 2008	$1.49	$.052
Second Quarter 2008	$1.00	$.051
Third Quarter 2008	$0.71	$.025
Fourth Quarter 2008	$0.70	$0.25
First Quarter 2009	$1.06	$.36
Second Quarter 2009	$0.90	$.55
Third Quarter 2009	$1.00	$.69
Fourth Quarter 2009	$0.95	$.55

On February 28, 2010 the closing sales price of our common stock as reported on the OTC Bulletin Board was $.71 per share. As of February 28, 2010 there were 653 record holders of our common stock. Our transfer agent is Continental Stock Transfer & Trust Company.

Dividends

We have never paid dividends on our common stock. We intend to retain our future earnings to re-invest in our ongoing business.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2009, Vicor:

•	Issued 2,406,719 shares of common stock, 3,000 shares of Series B preferred stock and warrants to purchase 1,698,767 shares to employees, directors, members of our Scientific Advisory Board and consultants for services rendered. The warrants are immediately exercisable at $1.00 per share and have a five-year term.

•	Issued 275,000 options to employees and consultants at an exercise price of $0.62 pursuant to the Company’s Stock Option Plan.

•	Sold $903,103 of 8% Subordinated Convertible Notes.

•	Issued 1,367,936 shares of common stock related to: (i) the exercise of warrants by certain holders, (b) conversions of Series B convertible preferred stock into shares of the Company’s common stock, (c) conversion of $265,000 of accounts payable and 15% promissory notes into shares of the Company’s common stock and (d) $208,236 of 8% convertible notes into shares of the Company’s common stock.

•	Issued 87,590 shares of common stock to the Company’s 401(k) plan.

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

Item 6.	Selected Financial Data not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and related notes contained in Item 8 of this Annual Report Form 10-K. The following MD&A or Plan of Operations includes the following sections:

•	Plan of Operations

•	Critical Accounting Policies

•	Results of Operations

•	Liquidity and Capital Resources

•	Going Concern

•	Off Balance Sheet Arrangements

You should note that this MD&A discussion contains forward-looking statements that involve risks and uncertainties. Please see the section entitled “Risk Factors” on pages 11 through 19 for important information to consider when evaluating such statements. You should read this MD&A in conjunction with the Company’s financial statements and related notes included in Item 7.

Plan of Operations

As a development-stage enterprise, the Company had no significant operating revenues through December 31, 2009. Operating revenues commenced in January 2010 with direct sales to physicians and the signing of a distribution agreement in North Carolina and South Carolina. Revenues will be predominately the result of product sales, fees for tests performed and licensing fees.

At December 31, 2009 our cash balance was $544,000. During 2009 we received $351,000 from the sale of Series B Convertible Preferred Stock, $128,000 from the sale of common stock, $2,671,000 from the sale of 8% Convertible Promissory Notes and $903,000 from the sale of 8% Subordinated Convertible Notes. In the first three months of 2010, we received $970,000 from the sale of 8% Subordinated Convertible Notes. We are in the process of obtaining additional financing and anticipate closing such financing in the first half of 2010.

Our plan of operations consists of:

1.	Selling the PD2i Analyzertm to the several hundred physicians who are affiliated with Vicor through the National Cardiac Panel or as shareholders.

2.	Expanding the distribution network to additional states and selective hiring of direct sales personnel in targeted geographic areas to further develop and promote sales.

3.	Completing the analysis of ECG data collected by the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona for the Merte Subita en Insufficiencia Cardiaca (MUSIC) Trial using the PD2i Analyzertm. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure”. The PD2i® Scores will be used to retrospectively predict SCD in those patients who participated in the trial. In the 651 congestive heart failure patients who participated in the MUSIC Trial, 52 actually died from SCD. This analysis was completed in the first quarter of 2010 and the Company believes it will yield a dataset sufficient to support a 510(k) submission to the FDA for a claim for SCD.

4.	Completing the analysis of data collected by the U.S. Army from 325 trauma patients under the Research and Development Agreement. This clinical data and related PD2i® scores will be used in a 510(k) submission to the FDA in the first half of 2010 for marketing clearance of the PD2i-VS in military and civilian trauma and emergency response applications.

5.	Completing a Normal Range Study at the University of Mississippi Medical Center to establish normal ranges of the PD2i® in healthy patients at rest and in response to controlled exercise and paced respiration. This will enable physicians to more readily determine an abnormal test result in their interpretation of PD2i Analyzertm test results.

6.	Hiring of key personnel in sales, finance, accounting, information technology and administrative functions which will result in increased infrastructure and a gradual increase in our selling and general administrative expenses during the course of 2010 as we transition from a development-stage company to an operating company.

However, we cannot assure that we will be successful in raising additional capital to implement our business plan Further, we cannot assure, assuming that we raise additional funds, that we will achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability or positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Critical Accounting Policies and Estimates

The following are deemed to be the most significant accounting policies affecting the Company and our results of operations:

Research and Development Costs

Research and development costs are comprised of costs incurred in performing research and development activities, including wages and associated employee benefits, facilities and overhead costs and payments to collaborative research partners. All such expenditures and costs are expensed as incurred.

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

Revenue Recognition

Revenue will be recognized at the time of product shipment, performance of tests by physicians and execution of licensing contracts.

Gain on Derivative Financial Instruments

On January 1, 2009 we adopted ASC Topic 820, “Fair Value Measurements and Disclosures”. During 2009 we reported a gain on derivative financial instruments of $2,157,000 that resulted from holders of securities containing embedded derivative features and converting them into our common stock, and from our measuring the periodic changes in the fair value of these derivative financial instruments, during the year.

Accounting for Stock-Based Compensation

We have recorded equity-based compensation expense for employees and nonemployees in accordance with the fair-value provisions of ASC 718, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.

Equity Based Compensation

The Company grants stock purchase warrants to independent consultants, contractors and note holders and values these warrants using the fair-value provisions of ASC 718.

Results of Operations

The following table sets forth expenses and percentages of total expenses represented by certain items reflected in the Company’s consolidated statements of operations for each of the years ended December 31, 2008 and 2009 and Inception to December 31, 2009

					Period from
					August 4, 2000
	Years Ended				(Inception) to
	December 31,				December 31,
	2008		2009		2009

Revenues	$—	0.0%	$—	0.0%	$844,000	—1.7%

Operating expenses:
Research and development	993,000	14.8%	964,000	13.2%	15,027,000	28.1%
General and administrative expenses	2,433,000	36.2%	4,372,000	59.7%	29,479,000	55.1%
Depreciation and amortization	41,000	0.6%	41,000	0.6%	323,000	0.6%
Interest expense	3,260,000	48.4%	1,944,000	26.6%	8,686,000	16.2%

Total operating expenses	6,727,000	100.0%	7,321,000	100.0%	53,515,000	100.0%

Realized/unrealized gain on derivative financial instruments	—	0.0%	2,157,000	29.5%	2,157,000	4.0%

Net loss	(6,727,000)	100.0%	(5,164,000)	—70.5%	(50,514,000)	—94.4%
Cumulative effect of change in accounting principal					480,000	0.9%
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(246,000)	—3.7%	(479,000)	—6.5%	(913,000)	—1.7%
Amortization of derivative discount on Series B preferred stock	—	0.0%	(979,000)	—13.4%	(979,000)	—1.8%
Value of warrants issued in connection with sales of Series B preferred stock	(1,536,000)	—22.8%	—	0.0%	(1,536,000)	—2.9%

Total dividends for the benefit of preferred stockholders	(1,782,000)	—26.5%	(1,458,000)	—19.9%	(3,428,000)	—6.4%

Net loss applicable to common stock	$(8,509,000)	—126.5%	$(6,622,000)	—90.4%	$(53,462,000)	—100.8%

Year Ending December 31, 2009 Compared to December 31, 2008

Research and Development

For the year ended December 31, 2009, research and development costs were $964,000, or 13.2% of total expenses, compared to $993,000, or 14.8% of total expenses, for the year ended December 31, 2008. The decrease in expenses was primarily attributable to a decrease in the VITAL Trial costs due to its suspension and commencement of a collaboration with the University of Rochester for data analysis of the MUSIC Trial data for SCD, a less costly process.

We anticipate that research and development costs will continue in the future, but at levels more closely approximating those of 2009. As our products become commercially available in the marketplace, we expect more collaborative research efforts from third parties to take place, reducing the extent to which Vicor-sponsored and funded research and development will be required.

Selling, General and Administrative

For the year ended December 31, 2009, selling, general and administrative costs were $4,372,000, or 59.7% of total expenses, compared to $2,433,000, or 36.2% of total expenses, for the year ended December 31, 2008. The $1,939,000 increase was due to increases of $572,000 of costs associated with convertible note offerings, $474,000 in legal and accounting fees resulting from advisory services to develop derivatives accounting procedures and legal fees related to various note offerings, $594,000 in consulting and computer programming fees incurred in readying our product for commercial launch, and in building the information technology infrastructure required to support the anticipated demands of our products and operations.

Interest Expense

For the year ended December 31, 2009, interest costs were $1,944,000, or 26.6% of total expenses, compared to $3,260,000, or 48.4% of total expenses, for the year ended December 31, 2008. Interest expense in 2009 included $1,665,000 recognized when debt securities containing embedded derivative features were converted into our common stock and amortization of the derivative discounts arising from sales of such debt securities. Interest expense in 2008 was unusually high because of incentives related to conversions of various notes payable into Series B Preferred stock and common stock.

Liquidity and Capital Resources

As a development-stage enterprise, we had no significant operating revenues through December 31, 2009. Operating revenues commenced in January 2010. We are working to generate operating cash flow and are continuing to raise capital with which to execute our business plan and finance our commercial operations. Please see the discussions contained in “Plan of Operations” and “Going Concern.”

Going Concern

We have prepared our financial statements for the years ended December 31, 2008 and 2009 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $6,622,000 for the year ended December 31, 2009 and had an accumulated deficit of $53,462,000 at December 31, 2009. We expect to incur substantial expenditures to further the commercial development of our products. However, our working capital at December 31, 2009, ($542,000), will not be sufficient to meet such objectives. Management recognizes that the Company must generate additional cash to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of the Company’s products as well as other business transactions, to assure continuation of Vicor’s development and operations.

We have raised approximately $23,000,000 since our inception in 2000 in a series of private placements of our common stock, convertible preferred stock and convertible notes.

However, we may not be successful in raising additional capital. Further, assuming that we raise additional funds, the Company may not achieve positive cash flow or profitability. If we are not able to timely and successfully raise additional capital and/or achieve positive cash flow or profitability, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	liquidity or market risk support to such entity for such assets;

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to the Company, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with the Company.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Our Financial Statements are contained on pages F-2 to F-21 of this Annual Report and are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(1).	Controls and Procedures.

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

Our evaluation of internal control over financial reporting as of December 31, 2009 was conducted on the basis of the framework in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.	Other Information.

On January 1, 2010, we renewed our existing employment agreement with Dr. Daniel Weiss for another three year period. The terms and conditions of Dr. Weiss’ employment agreement are described in Item 11. Executive Compensation.

PART III

Item 10.	Directors Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, positions and ages of our current executive officers, directors and significant employees. Class I directors serve until the 2011 annual meeting of stockholders or until their successors are elected and qualified. Class II directors serve until the 2010 annual meeting of stockholders or until their successors are elected and qualified. Class III directors serve until the 2009 annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position

David H. Fater	63	President, Chief Executive and Chief Financial Officer; Class I Director
Thomas J. Bohannon	65	Chief Accounting Officer
James E. Skinner, Ph.D.	68	Vice President Research and Science; Class I Director
Jerry M. Anchin, Ph.D.	49	Vice President Product Development and Physician Training; Class II Director
Daniel N. Weiss, M.D., F.A.C.C.	47	Chief Medical Officer
Lloyd C. Chesney	62	Chief Technology Officer
Edward Wiesmeier, M.D.	71	Class III Director
Frederick M. Hudson	64	Class II Director
Joseph A. Franchetti	70	Class III Director

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

James E. Skinner, Ph.D., has been our Vice President Research and Science and a Director since August 2000. Dr. Skinner was our President from August 2000 through July 2002. Dr. Skinner has experience both as a scientist and manager of large research and development projects. From December 1969 to February 1993 Dr. Skinner was a Professor at Baylor College of Medicine in

Houston, where he was the recipient of many research grants from the National Institutes of Health. During his tenure at Baylor College of Medicine, he was the principal investigator of a Program Project Grant that operated five laboratories and three core facilities. From March 1993 to July 1997 Dr. Skinner was the Associate Director of the Totts Gap Medical Research Laboratories, Inc. In August 1997 he founded the Delaware Water Gap Science Institute, a nonprofit medical research organization devoted to the development of medical devices and pharmaceuticals, and has served as its director since its inception. Dr. Skinner is a graduate of Pomona College and received his Ph.D. from the University of California at Los Angeles.

Jerry M. Anchin, Ph.D., has been our Vice President and Product Development and Physician Training since October 2000 and a Director since September 2003. Dr. Anchin has extensive experience in the biotechnology business sector. He has been actively involved in the fields of immunology, molecular biology, drug discovery and protein chemistry since 1978. Dr. Anchin worked in biotechnology at International Immunoassay Labs from September 1981 to July 1988 as head of assay development and manufacturing, where he was instrumental in designing a novel assay for the detection of the protein creatine kinase that is released as a result of acute myocardial infarction. He received two patents for his work in this area. Dr. Anchin then worked for Immuno Pharmaceuticals from August 1993 to February 1996 and Prism Pharmaceuticals from February 1996 to June 1998. Dr. Anchin was employed by Ciblex Pharmaceuticals from June 1998 through August 2000, where he became group leader of the drug discovery program involving novel small molecules that will be entering clinical trials for the prevention of asthma. He has been granted five patents in the field of immunoassay and drug discovery and has four patents pending. Dr. Anchin holds a B.A. in Cell Biology from University of California at Santa Barbara and received his Ph.D. in Immunology from Texas A&M University.

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

Lloyd C. Chesney Lloyd Chesney joined Vicor as Chief Technology Officer (CTO) on January 1, 2010. Immediately prior to joining Vicor, he was Chief Technology Officer of MDVIP, a concierge physician organization providing personalized preventive medicine. During his tenure, he integrated MDTablet’s electronic medical record into MDVIP’s portal to provide bi-directional information exchange creating a dynamic patient health record, and integrated MDVIP’s patient instant medical history into MDVIP’s portal and MDTablet’s electronic medical record for patient health risk assessments, which formed the foundation for individualized patient wellness plans. Previously, Mr. Chesney has served as CTO for Health Star Communications, a meeting logistics company as well as CTO for EHealth Latin America, a facilitator of hospital-centric, Web-based medical communication and education in Central and South America Cybear Inc., a then development-stage internet healthcare portal, CIO for Phymatrix Corp., a medical practice management company and CIO for the Palm Beach County Health Care District.

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

Director Independence and Qualifications

The board of directors has determined that the following three individuals currently serving as directors as independent as that term is defined in the Marketplace Rules (“Nasdaq Rules”) of The NASDAQ Stock Market (“Nasdaq”): Mr. Franchetti, Mr. Hudson and Dr. Wiesmeier. Mr. Fater and Dr. Anchin are not independent because they are serving as executive officers of the Company.

The Board believes that the qualifications of the directors, as set forth in their biographies which are listed above and briefly summarized in this section, gives them the qualifications and skills to serve as a director of our Company. Three of our directors, Mr. Fater, Dr. Anchin and Mr. Franchetti, have experience serving as executive officers of a medical device company. Mr. Hudson has a strong background in finance for health care companies and Dr. Weismeir has expertise in the medical field.

The Board also believes that each of the directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards; sound judgment; analytical skills; the ability to engage management and each other in a constructive and collaborative fashion and the commitment to devote significant time and energy to service on the Board and its Committees.

Director Compensation

On June 25, 2008, the Board approved a compensation package for nonemployee Directors providing a combination of cash and stock awards for their service to the Company. Each nonemployee Director will receive a basic annual retainer of $24,000, paid quarterly in shares of our common stock. The Director serving as the Chairman of the Audit Committee will receive an annual fee of $12,000 and the Director serving as Chairman of the Compensation Committee will receive an annual fee of $6,000 for the additional duties as Chairmen of these committees. Such fees will be paid quarterly in shares of the Company’s common stock. Nonemployee Directors will receive cash fees of $1,000 per meeting (paid in shares of the Company’s common stock) not to exceed six Board meetings per year and four Audit Committee meetings per year. Each nonemployee Director will also receive an annual grant of 100,000 stock options. The options will be exercised at the fair market value of the Company’s common stock on the date of grant and will be for a term of up to ten years. The options will vest monthly on a pro-rata basis over a twenty four month period.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our nonemployee Directors in 2009. We do not provide any compensation to our Directors who also are serving as executive officers of the Company.

	Fees Earned or
Name	Paid in Cash	Stock Options(1)	Stock Award(2)	Total

Edward Wiesmeier -	—	$295,000	$40,000	$335,000
Frederick Hudson -	—	$67,000	$46,000	$113,000
Joseph Franchetti -	—	$67,000	$34,000	$101,000

(1)	The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding the assumptions used in the calculation of the amount are included in footnote 8 of the Company’s financial statements for the fiscal year ended December 31, 2009.

Board Committees

During the year ended December 31, 2009, we had two standing committees: an Audit Committee and a Compensation Committee.

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

SCIENTIFIC ADVISORY BOARD

The Company has assembled a Scientific Advisory Board that enables it to access some of the brightest minds in the life sciences arena. Members, in addition to Drs. Anchin, Skinner, Weiss and Wiesmeier, who serves as the Chairman of the Committee, include:

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

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to (i) David H. Fater, our Chief Executive Officer and Chief Financial Officer, (ii) James. E. Skinner, our Vice President, Director of Grant Research, (iii) Jerry M. Anchin, our Vice President, Director of Research and Development, and (iv) Daniel N. Weiss, our Chief Medical Officer. No other executive officers received total compensation in excess of $100,000 for the fiscal year ended December 31, 2009.

				Stock	Option/Warrant	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards(1)	Compensation		Total

David H. Fater	2009	$183,000(3)	—	—	$228,000	$		$411,000
Chief Executive and Chief Financial Officer(2)	2008	$165,000(3)	—	—	—		$—	$165,000
James E. Skinner	2009	$177,000(3)		—	$228,000	$		$405,000
Vice President, Research and Science(2)	2008	$174,000(3)	—	—	$—		$—	$174,000
Jerry M. Anchin	2009	$168,000(3)	—	—	$228,000	$		$396,000
Vice President, Product Development and Physician Training(2)	2008	$156,000(3)	—	—	—		$—	$156,000
Daniel N. Weiss	2009	$180,000	—	—	$152,000		$78,900	$410,900
Chief Medical Officer(2)	2008	$180,000	—	—	—		—	$180,000

(1)	The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding the assumptions used in the calculation of the amount are included in footnote 8 of the Company’s financial statements for the fiscal year ended December 31, 2009.

(2)	All of our Named Executive Officers except Dr. Weiss commenced employment with the Company on March 30, 2007, the date of the Merger closing. Dr. Weiss commenced employment with us in April 2008.

(3)	Mr. Fater, Dr. Skinner, Dr. Anchin and Dr. Weiss elected to accrue 50% of their 2008 compensation. Dr. Weiss has elected to accrue 50% of his 2008 compensation. These accruals totaled approximately $82,500 for Mr. Fater, $87,000 for Dr. Skinner, $66,000 for Dr Weiss and $78,00 for Dr. Anchin in fiscal 2008. In January 2009 this total accrued payroll was satisfied by the issuance of 869,295 shares of our common stock.

Employment Agreements

We have entered into employment agreements with David H. Fater, James E. Skinner, Ph.D., Dr. Daniel N. Weiss and Jerry M. Anchin, Ph.D.,

David H. Fater.  Our employment agreement with David Fater, dated June 1, 2002, as amended, is for a three-year term; provided, however, that on June 1 of each year the term is automatically extended for an additional one-year period. The employment agreement provides for annual compensation of $201,000, subject to annual increases, plus reimbursement of reasonable expenses and entitles Mr. Fater to participate in the employee benefit plans made available to our other executives. The agreement contains customary confidentiality and noncompete provisions. Upon the first to occur of (1) our receipt of $3 million in funding; (2) consummation of a significant liquidity event; or (3) significant enhancement of our value, Mr. Fater’s annual increases will be 10%.

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

Daniel N. Weiss.  Our employment agreement with Dr. Weiss dated April 15, 2008 expires on January 1, 2010 and will be renewed by March 15, 2010. It provides for annual compensation of $180,000 subject to annual increases plus reimbursement of reasonable expenses, and entitles Dr. Weiss to participate in the employee benefit plans made available to our other executives. This agreement contains customary confidentiality and noncompete provisions. In addition, Dr. Weis agrees that all intellectual property developed by him shall be our property. If Dr. Weiss’s employment is terminated without cause or if Dr. Weiss terminates the agreement for good reason, he is entitled to twelve months of his base salary plus a sum equal to any bonuses paid to him in the preceding twelve months.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information regarding outstanding options and warrants held by our Named Executive Officers as of our fiscal year end December 31, 2009.

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option/Warrant
	Options/Warrants (#)	Options/Warrants (#)	Exercise	Option/Warrant
Name	Exercisable	Unexercisable	Price ($)	Expiration Date

David H. Fater	300,000(4)	—	$0.78	01/05/2016
	12,500(3)		$1.00	04/09/2013
James E. Skinner(1)	300,000(4)	—	$0.78	01/05/2016
	255,000(1)	—	$1.00	08/08/2017
	12,500(3)		$1.00	06/10/2013
Jerry M. Anchin(1)	100,000(1)	—	$1.00	08/08/2017
	12,500(3)		$1.00	02/19/2013
	300,000(4)	—	$0.78	01/05/2016
Daniel N. Weiss(2)	50,000(2)	—	$1.00	08/08/2017
	200,000(4)	—	$0.78	01/05/2016

(1)	We granted these warrants to Dr. Skinner and Dr. Anchin on August 8, 2007. These warrants are fully vested and immediately exercisable as of the grant date.

(2)	We granted these options to Dr. Weiss under our 2002 Stock Option Plan on August 8, 2007. The options were fully vested and immediately exercisable as of the grant date.

(3)	We granted these warrants to Mr. Fater, Dr. Skinner and Dr. Anchin for converting their $10,000 12% convertible promissory notes into 12,500 shares of Series B Preferred stock and 12,500 warrants.

(4)	We granted these options under our 2008 Stock Option Plan on January 5, 2009. The options vest 50% immediately and 12.5% per quarter thereafter.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2009.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (2002)	122,500	$0.78	477,500
Equity compensation plans approved by security holders (2008)	2,657,500	$0.77	2,432,500
Equity compensation plans not approved by security holders	12,423,342	$1.00	—

Total	15,203,342		2,910,000

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Based solely on the Company’s review of the copies of such forms received by it or written representations from certain reporting persons the Company believes that with respect to the fiscal year ended December 31, 2009 it complied with all filing requirements applicable to its executive officers, directors and 10% beneficial owners.

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

The table below reflects the compensation payable to Mr. Fater in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2009.

			Termination
		Termination for	not for	Termination for	Change in
Executive Benefits and	Voluntary	Cause by the	Cause by the	Good Reason by	Control for
Payments Upon Termination	Termination	Company	Company	the Executive	Good Reason

Compensation:
Base Salary	$—	$—	$603,000	$603,000	$603,000
Bonus	$—	$—	$—	$—	$—
Stock Options
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$73,930	$73,930	$73,930
280G Tax Gross Up			$373,185	$373,185	$373,185

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

The table below reflects the compensation payable to Dr. Skinner in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2009.

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

The table below reflects the compensation payable to Dr. Anchin in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2009.

		Termination for	Termination	Termination	Change in
Executive Benefits and	Voluntary	Cause by the	not for Cause	for Good Reason	Control for
Payments Upon Termination	Termination	Company	by the Company	by the Executive	Good Reason

Compensation:
Base Salary	$—	$—	$180,000	$180,000	$—
Bonus	$—	$—	$—	$—	$—
Stock Options
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$—	$—	$—

Daniel N. Weiss.  In the event we terminate Dr. Weiss’s employment without cause or if Dr. Weiss terminates for good reason (as defined in his employment agreement), then Dr. Weiss is entitled to receive a lump-sum in an amount equal to the sum of (a) his then current base salary, and (b) any bonuses paid to him during the 12-month period preceding his termination. In addition, his health insurance shall be maintained by the Company for the unexpired term of this Employment Agreement and he will receive accelerated vesting under any long-term incentive plans, including the vesting of any unvested stock options and warrants

The table below reflects the compensation payable to Dr. Weiss in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2009.

		Termination for	Termination	Termination	Change in
Executive Benefits and	Voluntary	Cause by the	not for Cause	for Good Reason	Control for
Payments Upon Termination	Termination	Company	by the Company	by the Executive	Good Reason

Compensation:
Base Salary	$—	$—	$180,000	$180,000	$—
Bonus	$—	$—	$—	$—	$—
Stock Options
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$—	$—	$—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of February 28, 2010:

•	each of the executive officers listed in the summary compensation table;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

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

	Number of Shares		Percent of
Name of Beneficial Owner	Beneficially Owned(1)		Shares

David H. Fater(2)	1,695,938		3.50%
James E. Skinner(3)	4,232,664		8.68%
Jerry M. Anchin(4)	2,324,392		4.78%
Daniel N. Weiss, M.D.(5)	764,462		1.58%
Edward M. Wiesmeier, M.D.(6)	1,586,167		3.26%
Frederick M. Hudson(7)	248,535		*
Joseph A. Franchetti(8)	214,570		*

All 7 directors and executive officers as a group	11,066,729	(9)	22.09%

*	Less than 1%.

(1)	For purposes of calculating beneficial ownership percentages, 48,170,556 shares of the Company’s common stock were deemed outstanding as of February 28, 2010 and includes (a) 42,802,863 shares of the Company’s common stock issued and outstanding, (b) 157,592 shares of the Company’s common stock issuable upon conversion of 157,592 shares of Series A preferred stock, and (c) 5,210,101 shares of the Company’s common stock issuable upon conversion of 5,210,101 shares of Series B preferred stock. As of February 28, 2010, each share of Series A preferred stock and Series B preferred stock is convertible into one share of the Company’s common stock.

(2)	Includes (a) immediately exercisable warrants to purchase 12,500 shares of the Company’s common stock, (b) 3,276 shares of the Company’s common stock to be issued as interest income, director fees, compensation or consulting fees within 60 days of February 28, 2010, (c) immediately exercisable options or options exercisable within 60 days of February 28, 2010 to purchase 300,000 shares of the Company’s common stock, and (d) 12,500 shares of Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(3)	Includes (a) immediately exercisable warrants to purchase 267,500 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of February 28, 2010 to purchase 300,000 shares of the Company’s common stock, and (c) 12,500 shares of Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(4)	Includes (a) immediately exercisable warrants to purchase 112,500 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of February 28, 2010 to purchase 300,000 shares of the Company’s common stock, and (c) 12,500 shares of Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(5)	Includes (a) immediately exercisable options or options exercisable within 60 days of February 28, 2010 to purchase 200,000 shares of the Company’s common stock and (b) 10,139 shares of the Company’s common stock to be issued as interest income, director fees, compensation or consulting fees within 60 days of February 28, 2010.

(6)	Includes immediately exercisable (a) warrants to purchase 12,500 shares of the Company’s common stock, (b) 12,667 shares of the Company’s common stock to be issued as interest income, director fees, compensation or consulting fees within 60 days of February 28, 2010, (c) options or options exercisable within 60 days of February 28, 2010 to purchase 300,000 shares of the Company’s common stock and (d) 12,500 shares of the Company’s Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(7)	Includes 14,667 shares of the Company’s common stock to be issued as interest income, director fees, compensation or consulting fees within 60 days of February 28, 2010.

(8)	Includes 10,667 shares of the Company’s common stock to be issued as interest income, director fees, compensation or consulting fees within 60 days of February 28, 2010.

(9)	Includes (a) immediately exercisable warrants to purchase 405,000 shares of the Company’s common stock, (b) 62,059 shares of the Company’s common stock to be issued as interest income, director fees, compensation or consulting fees within 60 days of February 28, 2010, (c) immediately exercisable options or options exercisable within 60 days of February 28, 2010 to purchase 1,525,000 shares of the Company’s common stock, and (d) 50,000 shares of Series B preferred stock as though converted into 50,000 shares of the Company’s common stock

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions described below since January 2008 there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or will be a party:

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

In 2007 the Company borrowed $200,000 from Colonial Bank, N.A. (“Colonial Bank”) on an unsecured basis under a loan agreement with a due date in August 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 certificate of deposit from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, and (ii) the monthly issuance of 728 shares of the Company’s common stock. In 2009 Branch Banking and Trust Company acquired Colonial Bank, and this loan has been extended until January 10, 2011 at an interest rate of 3.54%.

Also in 2007, the Company borrowed $100,000 from Colonial Bank on an unsecured basis under a loan agreement with a due date in August 2007 and an interest rate of 6.13%. As a condition to making the loan, Colonial Bank received a $100,000 certificate of deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, and (ii) the monthly issuance of 364 shares of the Company’s common stock. In 2009 Branch Banking and Trust Company acquired Colonial Bank, and this loan has been extended until [     ], 2011 at an interest rate of 4.83%.

For the years ended December 31, 2008 and 2009, respectively, Mr. Fater received 131,104 and 14,196 shares of the Company’s common stock related to these bank loans.

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

Director Independence

For information regarding the independence of our directors, please review “Item 10. Directors, Executive Officers and Corporate Governance -

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Daszkal Bolton LLP for professional services rendered for the fiscal years ended December 31, 2008.

Fee Category	Fiscal 2009	Fiscal 2008

Audit Fees	$152,465	$87,100
Audit-Related Fees	$5,799	$7,545
Tax Fees	$6,786	$10,894
All Other Fees	$0	$0

Total Fees	$165,050	$105,539

Audit fees consisted of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2009, other SEC filings in 2009, and reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during fiscal 2009.

Audit-related fees consists of general assistance on SEC matters. Tax fees consist of fees for tax compliance, tax advice and tax planning. Our auditors did not bill any additional fees for any other nonaudit services rendered to us such as attending meetings and other miscellaneous financial consulting.

Policy on Audit Committee Pre-Approval of Audit and Permissible Nonaudit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible nonaudit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year; any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all such professional services provided by Daszkal Bolton LLP during fiscal 2008 and 2009.

Item 15.	Exhibits.

Index to Exhibits

2.1		Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated October 24, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.2		Asset Purchase Agreement, by and between Nonlinear Medicine, Inc. and Enhanced Cardiology, Inc., dated May 29, 2003 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-1475).
2.3		First Amendment to the Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated July 24, 2003 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.4		Second Amendment to the Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated September 18, 2003 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.5		First Amendment to the Asset Purchase Agreement, by and between Nonlinear Medicine, Inc. and Enhanced Cardiology, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.6		Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of July 28, 2006 (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).
2.7		First Amendment to the Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of December 6, 2006 (incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).
3	.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
3	.1.2	Certificate of Designations, Preferences and Rights of Series A 8.0% Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
3	.1.3	Certificate of Designations, Preferences and Rights of Series B 8.0% Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 filed with the SEC on May 15, 2008 File No. 000-51475).
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
4.1		See Exhibits 3.1.1, 3.1.2 , 3.1.3 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining rights of holders of the Company’s outstanding securities.
10.1		Vicor Technologies, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.2		Form of Participant Agreement for the 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.3		Executive Court Lease Agreement Boca Office, by and between RJL Company Limited Partnership and Vicor Technologies, Inc., dated July 6, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

10.4	Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated June 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.5	Amendment No. 1 to the Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated October 24, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.6	Employment Agreement, by and between Vicor Technologies, Inc. and Jerry M. Anchin, dated January 1, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.7	Employment Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated March 1, 2006 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.8	Employment Agreement dated January 1, 2010 between the Company and Daniel Weiss.*+
10.9	Victor Technologies, Inc. 2008 Stock Incentive Plan (incorporated by reference to Appendix A in the Company’s definitive proxy statement filed with the SEC on May 15, 2008 (File No. 000-51475).+
10.10	Form of Registration Rights Agreement, between the Company and certain stockholders, dated March 30, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 14, 2007, File No. 333-142948).
10.11	Form of Registration Rights Agreement, between the Company, certain stockholders and WestPark Capital, Inc., dated March 30, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 14, 2007, File No. 333-142948).
10.12	Consulting Agreement dated September 2003 between Vicor Technologies, Inc. and Michael Greer (incorporated by reference to Exhibit 10.1 in the Company’s Amendment No. 1 to its Annual Report on Form 10-K for fiscal 2007 filed with the SEC on April 3, 2008).
10.13	Service Agreement dated January 1, 2007 by and between ALDA & Associates International, Inc. and Vicor Technologies, Inc. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 30, 2007 filed with the SEC on May 15, 2007).
10.14	Form of 8% Convertible Subordinated Note issued to investors (incorporated by reference to Exhibit 10.1 in the Company’s Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 19, 2009.
10.15	Consulting Agreement dated January 1, 2010 between Vicor Technologies Inc. and TJ Bohannon, Inc.*+
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 in the Company’s Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 31, 2008, as amended on April 3, 2008).*
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
23.1	Consent of Daszkal Bolton, Independent Certified Public Accountants.*
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2009.*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

+	Management Compensation Plan or Arrangement.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010

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

Signature	Title	Date

/s/ David H. Fater David H. Fater	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2010

/s/ James E. Skinner, Ph.D. James E. Skinner, Ph.D.	Vice President and Director of Research and Development and Director	March 31, 2010

/s/ Jerry M. Anchin Jerry M. Anchin, Ph.D.	Vice President and Associate Director of Scientific Research; Director	March 31, 2010

/s/ Joseph A. Franchetti Joseph A. Franchetti	Director	March 31, 2010

/s/ Frederick M. Hudson Frederick M. Hudson	Director	March 31, 2010

/s/ Edward Wiesmeier Edward Wiesmeier, M.D.	Director	March 31, 2010

Vicor Technologies, Inc.
(A Development Stage Company)

Consolidated Financial Statements

For The Years Ended
December 31, 2008 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VICOR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of VICOR Technologies, Inc. (the “Company”) a Delaware Corporation as of December 31, 2008 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity (net capital deficiency) and cash flows for the years then ended and the period from August 4, 2000 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VICOR Technologies, Inc. at December 31, 2008 and 2009, and the results of its operations and its cash flows for the years then ended and the period from August 4, 2000 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP
Boca Raton, Florida
March 31, 2010

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2008 and 2009

	2008	2009

ASSETS
Current assets:
Cash	$182,000	$544,000
Prepaid expenses	14,000	74,000

Total current assets	196,000	618,000

Furniture and fixtures, net of accumulated depreciation of $62,000 and $38,000 at December 31, 2008 and 2009, respectively	2,000	21,000
Other assets
Deposits	12,000	12,000
Deferred charges	—	168,000
Intellectual property, net of accumulated amortization of $186,000 and and $223,000 at December 31, 2008 and 2009, respectively	266,000	229,000

	$476,000	$1,048,000

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$1,000,000	$600,000
Current debt	900,000	460,000
Due to related parties	100,000	100,000

Total current liabilities	2,000,000	1,160,000

Long-term liabilities:
Long-term debt	—	1,251,000
Accrued dividends	434,000	833,000
Derivative financial instruments payable in shares of common stock	—	4,414,000

Total long-term liabilities	434,000	6,498,000

Commitments and contingencies
Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2008 and 2009, respectively	—	—
Series B Voting Junior Convertible Cumulative, 4,781,295 and 5,210,101 shares issued and outstanding at December 31, 2008 and 2009, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 32,971,619 and 41,813,959 shares issued and outstanding at December 31, 2008 and 2009, respectively	3,000	4,000
Additional paid-in capital	44,782,000	46,848,000
Stock subscriptions in process	577,000	—
Deficit accumulated during the development stage	(47,320,000)	(53,462,000)

Net capital deficiency	(1,958,000)	(6,610,000)

	$476,000	$1,048,000

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2009, and
For the Period from August 4, 2000 (Inception) Through December 31, 2009

			Period from
			August 4, 2000
			(Inception) to
	Years Ended December 31,		December 31,
	2008	2009	2009

Revenues	$—	$—	$844,000

Operating expenses:
Research and development	993,000	964,000	15,027,000
General and administrative expenses	2,433,000	4,372,000	29,479,000
Depreciation and amortization	41,000	41,000	323,000
Interest expense	3,260,000	1,944,000	8,686,000

Total operating expenses	6,727,000	7,321,000	53,515,000

Gain on derivative financial instruments:
Realized	—	1,083,000	1,083,000
Unrealized	—	1,074,000	1,074,000

	—	2,157,000	2,157,000

Net loss	(6,727,000)	(5,164,000)	(50,514,000)
Cumulative effect of change in accounting principle	—	—	480,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(246,000)	(479,000)	(913,000)
Amortization of derivative discount on Series B preferred stock	—	(979,000)	(979,000)
Value of warrants issued in connection with sales of Series B preferred stock	(1,536,000)	—	(1,536,000)

Total dividends for the benefit of preferred stockholders	(1,782,000)	(1,458,000)	(3,428,000)

Net loss applicable to common stock	$(8,509,000)	$(6,622,000)	$(53,462,000)

Net loss per common share — basic and diluted	$(0.29)	$(0.18)

Weighted average number of common shares outstanding	29,485,339	37,513,205

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency)
For the Period from August 4, 2000 (Inception) through December 31, 2009

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

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency) Continued
For the Period from August 4, 2000 (Inception) through December 31, 2009

			Preferred Stock					Subscription
	Common Stock		Class A		Class B		Additional	Notes	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Receivable	Deficit	Total

Balance at December 31, 2004	13,246,708	$—	157,592	$—	—	$—	$24,007,000	$(750,000)	$(23,810,000)	$(553,000)
Issuance of common stock for services	83,500	—	—	—	—	—	209,000	—	—	209,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	1,817,000	—	—	1,817,000
Issuance of warrants to note holders	—	—	—	—	—	—	17,000		—	17,000
Issuance of common stock for cash	1,329,302	—	—	—	—	—	2,167,000	—	—	2,167,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(43,000)	(43,000)
Net loss	—	—	—	—	—	—	—	—	(4,212,000)	(4,212,000)

Balance at December 31, 2005	14,659,510	2,000	157,592	—	—	—	28,215,000	(750,000)	(28,065,000)	(598,000)

Issuance of common stock for services	67,400	—	—	—	—	—	169,000	—	—	169,000
Issuance of common stock for debt	43,920	—	—	—	—	—	110,000	—	—	110,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	392,000	—	—	392,000
Cancellation of subscription notes receivable	(300,000)	—	—	—	—	—	(750,000)	750,000	—	—
Issuance of common stock for notes receivable	796,000	—	—	—	—	—	398,000	(398,000)	—	—
Beneficial conversion feature for 12% convertible promissory notes	—	—	—	—	—	—	912,000	—	—	912,000
Issuance of warrants in connection with 15%							139,000	—	—	139,000
promissory notes	—	—	—	—	—	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(47,000)	(47,000)
Net loss	—	—	—	—	—	—	—	—	(4,580,000)	(4,580,000)

Balance at December 31, 2006	15,266,830	2,000	157,592	—	—	—	29,585,000	(398,000)	(32,692,000)	(3,503,000)

Issuance of common stock for services	177,533	—	—	—	—	—	663,000	—	—	663,000
Common stock issued in merger transaction	677,579	1,000	—	—	—	—	1,140,000	—	—	1,141,000
Stock issued upon conversion of Convertible Notes	1,137,638	—	—	—	—	—	632,000			632,000
Acquisition of SKRP, 6 Inc. net assets	2,700,000	—	—	—	—	—	—	—	—	—
Stock issued for warrants in merger transaction	5,423,891	—	—	—	—	—	—	—	—	—
Stock issued for options in merger transaction	329,700	—	—	—	—	—	—	—	—	—
Payment of subscription notes receivable	—	—	—	—	—	—	(415,000)	398,000	—	(17,000)
Stock issued related to notes payable transactions	241,583	—	—	—	—	—	473,000	—	—	473,000
Issuance of common stock for interest payments	26,129	—	—	—	—	—	47,000	—	—	47,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(51,000)	(51,000)
Issuance of warrants in connection with 15%	—	—	—	—	—	—	122,000	—	—	122,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	885,000	—	—	885,000
Contributed capital	—	—	—	—	—	—	178,000	—	—	178,000
Net loss	—	—	—	—	—	—	—	—	(6,068,000)	(6,068,000)

Balance at December 31, 2007	25,980,883	$3,000	157,592	$—	—	$—	$33,310,000	$—	$(38,811,000)	$(5,498,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiency), Continued
For the Period from August 4, 2000 (Inception) through December 31, 2009

			Preferred Stock					Stock
	Common Stock		Class A		Class B		Additional Paid-In	Subscrip-tions in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Process	Deficit	Total

Balance at December 31, 2007	25,980,883	$3,000	157,592	$—	—	$—	$33,310,000	$—	$(38,811,000)	$(5,498,000)
Issuance of stock for services	690,117	—	—	—	177,250	—	837,000	—	—	837,000
Issuance of stock for cash	1,215,000	—	—	—	2,645,000	—	2,420,000	—	—	2,420,000
Stock issued related to notes payable transactions	4,748,880	—	—	—	1,959,045	—	5,883,000			5,883,000
Issuance of stock for interest payments	336,739	—	—	—	—	—	376,000	—	—	376,000
Accrued dividends on preferred stock	—	—	—	—	—	—	1,071,000	—	(1,782,000)	(711,000)
Issuance of warrants in connection with preferred stock	—	—	—	—	—	—	633,000	—	—	633,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	252,000	—	—	252,000
Stock subscriptions in process:
To be issued in payment of accrued compensation	—	—	—	—	—	—		561,000	—	561,000
Cash received, stock to be issued	—	—	—	—	—	—		16,000	—	16,000
Net loss	—	—	—	—	—	—	—	—	(6,727,000)	(6,727,000)

Balance at December 31, 2008	32,971,619	3,000	157,592	—	4,781,295	—	44,782,000	577,000	(47,320,000)	(1,958,000)

Cumulative effect of change in accounting principle	—	—	—	—	—	—	(4,049,000)	—	480,000	(3,569,000)
Issuance of stock for services	2,244,684	1,000	—	—	154,096	—	1,581,000	—	—	1,582,000
Issuance of stock for cash	366,000	—	—	—	438,460	—	479,000	—	—	479,000
Conversion of Series B preferred stock to common stock	182,341	—	—	—	(163,750)	—	149,000	—	(66,000)	83,000
Stock issued related to notes payable conversions	3,812,769	—	—	—	—	—	2,101,000	—	—	2,101,000
Warrants issued related to notes payable transactions	—	—	—	—	—	—	117,000	—	—	117,000
Issuance of stock for interest payments	51,696	—	—	—	—	—	119,000	—	—	119,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(413,000)	(413,000)
Exercise of warrants	562,918	—	—	—	—	—	—	—	—	—
Issuance of warrants for services	—	—	—	—	—	—	133,000	—	—	133,000
Issuance of stock options for services	—	—	—	—	—	—	362,000	—	—	362,000
Fair value of derivative financial instruments issued in connection with Series B preferred stock	—	—	—	—	—	—	(482,000)	—	—	(482,000)
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	979,000	—	(979,000)	—
Stock subscriptions in process — shares issued in payment of accrued compensation	1,621,932	—	—	—	—	—	577,000	(577,000)	—	—
Net loss	—	—	—	—	—	—	—	—	(5,164,000)	(5,164,000)

Balance at December 31, 2009	41,813,959	$4,000	157,592	$—	5,210,101	$—	$46,848,000	$—	$(53,462,000)	$(6,610,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2009 and
For the Period from August 4, 2000 (Inception) through December 31, 2009

			Period from
			August 4, 2000
			(Inception) to
			December 31,
	2008	2009	2009

Cash flows from operating activities:
Net loss	$(6,727,000)	$(5,164,000)	$(50,514,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,000	41,000	323,000
Noncash interest imputed upon conversion of debt to equity	2,791,000	331,000	5,620,000
Noncash interest from deferred financing costs and debt-based derivative liabilities	—	2,321,000	2,321,000
Gain on derivative financial instruments	—	(2,157,000)	(2,157,000)
Gain from sale of assets	51,000	—	48,000
Securities issued for services	204,000	937,000	1,141,000
Beneficial conversion feature of notes payable	—	—	201,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in lieu of interest payments	214,000	119,000	380,000
Equity-based compensation	437,000	620,000	18,665,000
Changes in assets and liabilities:
Prepaid expenses and other assets	62,000	(311,000)	(423,000)
Accounts payable and accrued expenses	734,000	(400,000)	1,573,000

Net cash used in operating activities	(2,193,000)	(3,663,000)	(22,204,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of furniture and fixtures	—	(23,000)	(177,000)

Net cash used in investing activities	—	(23,000)	(355,000)

Cash flows from financing activities:
Due to related parties	—	—	100,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	2,116,000	351,000	2,915,000
Proceeds from sale of common stock	304,000	128,000	11,268,000
Repayment of notes	(365,000)	(300,000)	(905,000)
Proceeds from bridge loan	—	300,000	300,000
Proceeds from sale of notes	300,000	3,569,000	8,931,000
Proceeds for stock to be issued	16,000	—	16,000
Contributed capital	—	—	178,000

Net cash provided by financing activities	2,371,000	4,048,000	23,103,000

Net increase in cash	178,000	362,000	544,000
Cash at beginning of period	4,000	182,000	—

Cash at end of period	$182,000	$544,000	$544,000

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows, Continued
For the Years Ended December 31, 2008 and 2009 and
For the Period from August 4, 2000 (Inception) through December 31, 2009

			Period from
			August 4, 2000
			(Inception) to
			December 31,
	2008	2009	2009

Supplemental cash flow information:
Issuance of previously-subscribed common stock	$—	$16,000	$16,000

Conversion of accounts payable to note payable	100,000	—	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	—	—	261,000

Warrants issued in connection with 8% Subordinated Convertible Notes	—	117,000	117,000

Cash paid for interest expense	237,000	87,000	959,000

Accrued equity-based compensation	41,000	—	41,000

Accrued dividends	1,782,000	413,000	2,383,000

Interest on promissory notes paid in common stock	—	—	520,000

Related-party accrual converted to common stock	561,000	—	561,000

Conversion of debt to Series B Preferred Stock	1,567,000	—	1,567,000

Conversion of notes to common stock	2,691,000	1,918,000	4,609,000

Accrued expenses paid with preferred stock	—	108,000	108,000

Accrued expenses paid with common stock	—	772,000	772,000

Fair value of equity-based derivative financial instruments issued	—	816,000	816,000

Fair value of debt-based derivative financial instruments issued	—	1,046,000	1,046,000

Deferred costs paid with common stock	—	358,000	358,000

Derivative discount on Series B preferred stock	—	341,000	341,000

Conversion of Series B preferred stock and accrued dividends to common stock	—	82,000	82,000

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 —	Organization and Nature of Business

Organization

Vicor Technologies, Inc. (“Vicor”, the “Company”) was incorporated in the State of Delaware on May 24, 2005 as SRKP 6, Inc. (“SRKP”). On August 3, 2005 SKRP filed a registration statement on Form 10-SB, subsequently amended on August 29, 2005, to register common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The registration statement became effective on October 3, 2005, after which time SKRP became a reporting company under the Exchange Act. The Company was formed to pursue a business combination with one or more operating companies.

On March 30, 2007 SKRP acquired Vicor Technologies, Inc., a Delaware corporation (“Old Vicor”) formed in August 2000, through the merger (“Merger”) of Old Vicor with a wholly-owned subsidiary formed for the purpose of facilitating that transaction. Upon the closing of the Merger on March 30, 2007, Old Vicor became a wholly-owned subsidiary. Effective March 31, 2007 Old Vicor was merged into SKRP and changed its name to Vicor Technologies, Inc. At the closing each outstanding share of Old Vicor common stock was cancelled and automatically converted into the right to receive two shares of Vicor common stock. The Company also assumed all outstanding options and warrants to purchase Old Vicor common stock which were not exercised, cancelled, exchanged, terminated, or expired. Upon the consummation of the Merger, the Company was obligated to issue an aggregate of 22,993,723 shares of its common stock to Old Vicor’s former common stockholders and 157,592 shares of its Series A Convertible Cumulative Preferred Stock (“Preferred Stock”) to Old Vicor’s former preferred stockholder. In addition, all securities convertible or exercisable into shares of Old Vicor’s capital stock outstanding immediately prior to the Merger (excluding Old Vicor’s preferred stock and convertible debt) were cancelled, and the holders thereof received similar securities for the purchase of an aggregate of 800,250 shares of Vicor common stock.

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

All share and per share amounts were restated to reflect the recapitalization.

The Company owns all of the outstanding common stock of Nonlinear Medicine, Inc., a Delaware corporation (“NMI”), and Stasys Technologies, Inc., a Delaware corporation (“STI”). NMI owns all intellectual property related to Vicor’s diagnostic products, and STI owns all intellectual property related to the Company’s therapeutic products.

Nature of the business

Vicor is a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on its patented, proprietary point correlation dimension algorithm (the “PD2i® Algorithm”). The PD2i® Algorithm facilitates the ability to accurately risk stratify a specific target population to predict future pathological events. The Company believes that the PD2i® Algorithm represents a noninvasive monitoring technology that physicians and other members of the

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

medical community can use as a new and accurate vital sign and is currently commercializing two proprietary diagnostic medical products which employ software utilizing the PD2i® Algorithim: the PD2i Analyzertm (sometimes also referred to as the PD2i Cardiac Analyzertm) and the PD2i-VStm (Vital Sign). It is also anticipated that the PD2i® Algorithm applications will allow for the early detection of Alzheimer’s disease and other disorders and diseases.

The Company’s first product, the PD2i Analyzertm, received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. The PD2i Analyzertm displays and analyzes electrocardiographic (ECG) information and measures heart rate variability (“HRV”) in patients at rest and in response to controlled exercise and paced respiration. The clinical significance of HRV and other parameters must be determined by a physician. On January 14, 2010 Vicor announced its first commercial sale of the PD2i Analyzertm to a physician practice in South Carolina and simultaneously announced that it had entered into an exclusive distribution agreement with VF Medical, LLC, a medical products distribution company. VF Medical, LLC will serve as the exclusive distributor for the PD2i Analyzertm in South Carolina, North Carolina, and the cities of Savannah and Augusta, Georgia. VF Medical, LLC will utilize a 25-person medical products distribution team consisting of agents who have long-term relationships with cardiologists, electrophysiologists, and family practice and internal medicine physicians within the designated territory. The Company is seeking other distributors and has begun hiring sales personnel in selected geographic areas.

In January 2008 Vicor executed a Collaborative Research and Development Agreement (“Research and Development Agreement”) with the U.S. Army Institute of Surgical Research (“US Army”) for “Prediction of Injury Severity and Outcome in the Critically Ill Using the Point Correlation Dimension Algorithm, or PD2i.” The U.S. Army is exploring ways to assess the severity of injury, and probability of survival, of critically injured combat casualties and critically ill civilian patients. The US Army in conjunction with Vicor is testing the PD2i — VStm in several diverse cohorts, including human trauma, patients in the intensive care units (“ICU Patients”) and combat casualties. Various experiments have been performed under the Research and Development Agreement, and the U.S. Army has presented the findings at several conferences in the United States and Europe. Manuscripts and abstracts have also been published by leading journals with Vicor and the US Army as co-authors. The PD2i-VStm is anticipated to be used for civilian triage and trauma emergency response.

In early 2009 Vicor signed a Research Agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) Trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” The Company is using the PD2i Analyzertm to retrospectively predict Sudden Cardiac Death (“SCD”) in the 651 congestive heart failure patients who participated in the MUSIC Trial (of which 52 actually died from SCD). This analysis was completed in the first quarter of 2010, and Vicor believes it will yield a dataset sufficient to support a 510(k) submission to include a claim for SCD.

Risks

The Company is subject to all the risks inherent in an early stage company in the biotechnology industry. The biotechnology industry is subject to rapid and technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, medical device manufacturers, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the Company or that would render the Company’s technology and products obsolete and noncompetitive. Many of these competitors have substantially greater financial

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

and technical resources and production and marketing capabilities than the Company. In addition, many of the Company’s competitors have significantly greater experience than the Company in pre-clinical testing and human clinical trials of new or improved pharmaceutical products and in obtaining FDA and other regulatory approvals on products or devices for use in health care.

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

The Company’s financial statements as of and for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $8,509,000 and $6,622,000 for the years ended December 31, 2008 and 2009, respectively, and at December 31, 2009 had negative working capital of $542,000, an accumulated deficit of $53,462,000 and a net capital deficiency of $6,610,000. The Company expects to continue to incur expenditures to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company must generate additional resources to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy. The Company believes that the amount of capital generated by this plan will be sufficient to permit completion of various clinical trials and provide sufficient working capital for the next 24 — 30 months, by which time it is expected that the Company will generate positive cash flow through the sales of its products.

However, no assurances can be given that the Company will be successful in raising additional capital or entering into business alliances. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is not able to timely and successfully raise additional capital and/or achieve positive cash flow, its business, financial condition, cash flows and results of operations will be materially and adversely affected.

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Cumulative Effect of a Change in Accounting Principle

On June 25, 2008, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Accounting Standards Codification (“ASC”) 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133. If an embedded feature (for example, the conversion option embedded in a convertible debt instrument) does not meet the scope exception in paragraph 11(a) of Statement 133, it would be separated from the host contract (the debt instrument) and be separately accounted for as a derivative by the issuer. ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, to be applied to outstanding instruments as of the effective date.

The Company’s Series B preferred stock and related warrants contain terms in which the conversion or exercise price may be reduced if the company issues or sells shares of its common stock at a price less than the conversion price of the Series B Preferred Stock or the exercise price of the warrants. Under the consensus reached in ASC 815, the conversion option is not considered indexed to the Company’s own stock because the conversion rate can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares. Therefore, such embedded features are now accounted for as derivatives, which are presented as liabilities under generally accepted accounting principles. As a change in accounting principle, this resulted in adjustments on January 1, 2009 to decrease beginning additional paid-in capital by $4,049,000, to decrease accumulated deficit by $480,000 and to record derivative financial instruments payable in shares of common stock of $3,569,000.

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

Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At December 31, 2009 the Company had accounts with balances in excess of FDIC insured limits by $257,164. The Company has not experienced any losses in such accounts.

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Revenue Recognition

As a development-stage enterprise, the Company had no significant operating revenues through December 31, 2009. As discussed in Note 1, operating revenues commenced in January 2010. Revenues will be predominately the result of product sales, fees for tests performed by physicians and licensing fees. Revenues will be recognized at the time of product shipment, performance of tests and execution of licensing contracts.

The Company obtained Phase I and II Small Business Innovation Research (“SBIR”) Grants in 2003-2005 amounting to a total of $850,000. The funds received were utilized to develop software for the PD2i Cardiac Analyzer and to conduct a study of 700 patients with chest pain presenting at emergency rooms in six (6) tertiary care facilities. The aim of the grant was to test and establish “good medical practice” through wide experimental use of the Analyzer at different emergency room sites with high risk patients. The funds received for this Grant have been treated as revenues by the Company in its consolidated financial statements and were recorded when costs to perform such research and development activities were incurred.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three months or less to be cash and cash equivalents.

Intellectual Property

Intellectual property, consisting of patents and other proprietary technology acquired by the Company is stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets.

	December 31,
	2008	2009

Patents	$252,000	$252,000
Purchased software	200,000	200,000

	452,000	452,000
Less accumulated amortization	(186,000)	(223,000)

Net intellectual property	$266,000	$229,000

Amortization expense for the years ended December 31, 2008 and 2009 was $37,000 in each year. Legal fees related to the prosecution of new patents and intellectual property are expensed as incurred and amounted to $90,000 and $236,000 in 2008 and 2009, respectively.

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Accounting for Stock-Based Compensation

The Company uses the fair value-based method of accounting for stock-based employee compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the grant date and is recognized over the periods in which the related services are rendered.

The Company has also granted stock purchase warrants to independent consultants and contractors and values these warrants using the fair value-based method described in the preceding paragraph. The compensation cost so determined is recognized over the period the services are provided which usually results in compensation cost being recognized at the date of the grant.

Financial Instruments

The carrying amount of financial instruments, including cash and cash equivalents, accounts payable and notes payable approximates fair value as of December 31, 2008 and 2009.

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2008 and 2009, there were no deemed impairments of long-lived assets.

Date of Management Review

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying consolidated financial statements consider events through March 31, 2010, the date through which the consolidated financial statements were available to be issued.

Recent Accounting Developments

Accounting Standards Codification — The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. All nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 had no impact on the Company’s financial condition, results of operations or cash flows.

Subsequent Events — In February 2010 the FASB issued ASU 2010-09, Subsequent Events (Topic 855), to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance. ASU 2010-09 also clarifies the intended scope of the reissuance disclosure provisions, is effective upon

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

issuance and had no impact on the Company’s financial condition, results of operations, or cash flows. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 defines (1) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 had no impact on the Company’s financial condition, results of operations, or cash flows.

Fair Value Measurements and Disclosures — In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements, which provides additional guidance relating to fair value measurement disclosures. Specifically, companies will be required to separately disclose significant transfers into and out of Level 1 and Level 2 measurements in the fair value hierarchy and the reasons for those transfers. For Level 3 fair value measurements, the new guidance requires a gross presentation of activities within the Level 3 roll forward. Additionally, the FASB also clarified existing fair value measurement disclosure requirements relating to the level of disaggregation, inputs, and valuation techniques. This ASU is effective for interim or annual reporting periods beginning after December 15, 2009, except for the detailed Level 3 disclosures, which are effective for interim or annual reporting periods beginning after December 15, 2010. Since ASU 2010-06 only affects disclosure requirements, the adoption of these provisions will have no impact on the Company’s financial condition, results of operations, or cash flows.

Fair Value of Financial Instruments — ASC 825-10-65 updates ASC 825, Financial Instruments, to increase the frequency of fair value disclosures from an annual basis to a quarterly basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. These provisions of ASC 825 are effective for interim and annual periods ending after June 15, 2009. Since these provisions only affect disclosure requirements, the adoption of these provisions under ASC 825 had no impact on the Company’s financial condition, results of operations, or cash flows.

Other new accounting pronouncements issued but not effective until after December 31, 2009, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 4 —	Current Debt

At December 31, 2008 and 2009 current debt consists of:

	2008	2009

2004 Notes	$250,000	$250,000
12% Convertible Promissory Notes	150,000	110,000
15% Promissory Notes	100,000	—
Bank loans	300,000	100,000
Other	100,000	—

	$900,000	$460,000

2004 Notes

The 2004 Notes consist of a 12% convertible promissory note payable to a stockholder and is convertible to common stock at $2.25 per common share.

In 2006 the maturity of the 2004 Notes was extended, and unamortized interest expense of $24,000 resulting from this event was recognized in 2008. Also in 2008, $340,000 of the 2004 Notes were converted to 425,000 shares of Series B Junior Convertible Preferred Stock at $0.80 per share and noncash interest expense of $329,000 was recognized. Subsequently, the stockholder holding $250,000 of the 2004 Notes agreed to extend the maturity date on a month-by-month basis.

12% Convertible Promissory Notes

The 12% Convertible Promissory Notes (“12% Notes) were originally due at varying dates in 2007 and bear interest at 12% per annum, payable monthly. During 2007 the Company negotiated extensions of maturity and modified the terms of the conversion feature. During 2008 the Company converted $1,227,236 of the 12% Notes to 1,534,045 shares of Series B Junior Convertible Preferred Stock at $0.80 per share and $200,000 of the 12% Notes to 400,000 shares of Series B Junior Convertible Preferred stock at $0.40 per share. Noncash interest expense of $522,000 related to the debt conversions was recognized. Four of the 12% Notes valued at $72,000 were redeemed for cash and 11,719 immediately exercisable penalty warrants, which expire five years after date of issuance, were issued at an exercise price of $0.64 per share. The Company recognized $10,000 in noncash interest expense.

Subsequently, the maturity dates of the remaining $110,000 of the 12% Notes have been extended on a month-by-month basis.

15% Promissory Notes

Interest on the 15% Promissory Notes (“15% Notes”) is payable monthly. In September 2009 the outstanding 15% Note was redeemed in a transaction where an individual purchased it from its holder and converted it into 200,000 shares of common stock. Noncash interest expense of $88,000 was recognized in this transaction.

During 2008 the Company sold $300,000 of 15% Notes that included 90,000 shares of common stock representing $109,000 of interest expense. $400,000 of 15% Notes were converted into 1,000,000 shares of common stock, and $248,000 of interest expense was recognized.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Also during 2008 the Company negotiated extensions of various 15% Notes in exchange for 115,000 shares of common stock representing $99,000 of interest expense. Noncash interest expense of $92,000 and $9,000 was recognized in 2008 and 2009, respectively.

Bank Loans

At December 31, 2008 the Company had unsecured loans of $200,000 and $100,000 from Branch Banking and Trust Company (“BB&T”) (formerly Colonial Bank, N.A.) under a loan agreement. In 2009 the maturity of the $200,000 loan was extended, resulting in its being classified as long term at December 31, 2009. The $100,000 loan is classified as current, has a due date of October 26, 2010 and bears interest at 4.83%. As a condition to making the loans, the bank received Certificates of Deposit for $100,000 and $200,000 from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificates of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 1,092 shares of the Company’s common stock.

Mr. Fater received 13,104 and 14,196 shares of the Company’s common stock in 2008 and 2009, respectively, related to these bank loans.

Other Notes Payable

In September 2008 the Company converted a $100,000 account payable to an unsecured 10% promissory note due in September 2009. In September 2009 the note holder consented to an arrangement whereby a third party purchased the note and immediately converted it into 200,000 shares of the Company’s common stock. Noncash interest expense of $79,000 was recognized in this transaction.

Note 5 —	Long-term debt

Long-term debt consists of:

	2008	2009

8% Convertible Notes	$—	$773,000
8% Subordinated Convertible Promissory Notes	—	278,000
Bank loans (see Note 4)	—	200,000

	$—	$1,251,000

8% Convertible Notes

At various times through September 17, 2009 the Company sold 8% Convertible Notes (“8% Notes”). The 8% Notes are due two years from date of issue and are convertible into common stock at the option of the holder any time prior to maturity. The conversion price is equal to the lesser of 75% of the weighted average common stock price, as defined, for the three days immediately prior to the date of the conversion notice or $1.07 per share of common stock.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The conversion rights embedded in the 8% Notes are accounted for as derivative financial instruments because of the static conversion terms embedded therein. The fair values of the derivative financial instruments at their issue dates were $1,966,000.

8% Notes sold	$2,671,000
8% Notes converted in 2009	(1,574,000)

1,097,000
Unamortized discount	(324,000)

Balance at December 31, 2009	$773,000

As 8% Notes were converted, debt discount of $1,059,000 was recognized as noncash interest expense.

8% Subordinated Convertible Promissory Notes

During the fourth quarter of 2009 the Company sold 8% Subordinated Convertible Promissory Notes (“8% Subordinated Notes”). The 8% Subordinated Notes are due on October 7, 2012 and are subordinated to certain 8% Notes sold between May 1, 2009 and September 17, 2009 with a remaining balance of $841,000 at December 31, 2009. They are mandatorily convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $.80 per share of common stock (the “Fixed Conversion Price”) or 80% of the price per share of common stock sold in a qualified funding event, defined as the sale of debt or equity in a registered offering resulting in a least $3,000,000 of gross proceeds to the Company.

Until the 8% Notes have been converted by the holders or have been repaid (which shall be no later than September 16, 2011) the holders of the 8% Subordinated Notes have no voluntary conversion rights. Thereafter, the holders may voluntarily convert the 8% Subordinated Notes.

The conversion rights embedded in the 8% Subordinated Notes are accounted for as derivative financial instruments because of the static conversion terms embedded therein. The fair values of the derivative financial instruments at their issue dates are $559,000.

8% Subordinated Notes sold	$903,000
Unamortized discount	(625,000)

Balance at December 31, 2009	$278,000

Note 6 —	Preferred Stock

The Company has two classes of preferred stock: Series A Convertible Cumulative and Series B Voting Junior Convertible Cumulative.

The Series A Convertible Cumulative Preferred Stock (“Series A”) yields cumulative annual dividends at an annual rate of 8%. Dividends will accrue and compound annually on such amount from the date of issuance until paid in full or at the option of the holder converted into additional Series A Stock at $3.12 per share. At December 31, 2008 and 2009 accrued dividends payable were $243,000 and $303,000, respectively. Each share of Series A is convertible at the option of the owner into shares of common stock at a conversion rate of 1:1. The conversion price of the Series A is subject to adjustment to prevent dilution using a weighted-average anti-dilution formula. The Series A will automatically be converted into shares of common stock upon the consummation of a Liquidity Event, as defined.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Series A is senior to all other outstanding capital stock and is entitled to a liquidation preference equal to the greater of (i) the initial purchase price for the Series A plus accrued or declared dividends or (ii) the amount such holder would have received if prior to such liquidation the Series A had been converted into common stock.

The Company has the right of first refusal to acquire the Series A and certain holders have entered into an Investor Rights Agreement providing for customary drag-along and tag-along rights in connection with a bona fide offer from a third party to acquire the Company. Furthermore, pursuant to the Investment Agreement, one of the holders has the right to designate one nonvoting observer to the Board of Directors.

The Series B Voting Junior Convertible Cumulative Preferred Stock (“Series B”) yields cumulative annual dividends at an annual rate of 8% that are paid in kind and is initially convertible into one share of common stock. At December 31, 2008 and 2009, accrued dividends payable were $191,000 and $530,000, respectively. Each share of Series B plus accrued dividends will automatically convert into shares of common stock upon the successful completion of a financing of at least $3,000,000.

The consent of 2/3 of the holders of all series of Preferred Stock will be required to (i) amend or repeal any provision to the Company’s Certificate of Incorporation or Bylaws, (ii) authorize or reclassify existing shares of stock, (iii) pay any dividend on or repurchase any shares under certain conditions, (iv) merge or sell assets requiring stockholder approval or declare bankruptcy, (v) liquidate or dissolve the Company, (vi) borrow funds outside the ordinary course of business or (vii) enter into any transaction with related parties or affiliates of the Company.

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

The Company has issued stock warrants to certain employees, vendors and independent contractors. The warrants are immediately exercisable for a period of three to ten years and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $0.01 — $3.12. The fair value per warrant based on the Black-Scholes valuation method ranges from $0.31 to $4.99. The cost of these warrants was treated as compensation and, accordingly, the Company recorded expense of $251,000 and $883,000 for 2008 and 2009, respectively.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.96% in 2008 and 1.87% -3.00% in 2009; dividend yield of 0%; common stock fair market value of $0.84 in 2008 and $0.68 in 2009, respectively; a weighted average expected warrant life of four years; and a volatility factor of 63% for both years.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

		Weighted-
	Shares Under	Average
	Warrants	Exercise Price

Balance at inception	—	$—
Granted in connection with stock sold	148,000	1.00
Exercised	—	—

Outstanding at December 31, 2000	148,000	1.00
Granted to employees and others	900,000	0.67
Exercised	—	—

Exercisable at December 31, 2001	1,048,000	0.72
Granted to employees and others	1,270,252	1.09
Exercised	(750)	—

Exercisable at December 31, 2002	2,317,502	0.92
Granted to employees and others	1,520,332	1.14
Exercised	(750)	—

Exercisable at December 31, 2003	3,837,084	1.01
Granted to employees and others	126,200	0.93
Exercised	—	—

Exercisable at December 31, 2004	3,963,284	1.01
Granted to employees and others	595,180	1.21
Exercised	(101,750)	—

Exercisable at December 31, 2005	4,456,714	1.06
Granted to employees and others	70,000	2.50
Exercised	(398,000)	—

Exercisable at December 31, 2006	4,128,714	1.09
Granted to employees and others	470,500	1.00
Exercised	(3,469,908)	—

Exercisable at December 31, 2007	1,129,306	1.96
Granted to employees and others	9,976,707	0.85
Exercised	—	—

Exercisable at December 31, 2008	11,106,013	0.96
Granted to employees and others	1,941,823	0.90
Exercised	(624,494)	0.09

Exercisable at December 31, 2009	12,423,342	$1.00

The weighted-average grant date fair value of all warrants granted during 2008 and 2009 was $1.03 and $0.90, respectively.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 8 —	Stock Option Plan

In 2002 the Company’s stockholders approved the Vicor Technologies, Inc. 2002 Stock Option Plan (the “2002 Plan”), which provides for the granting of options to purchase up to 1,000,000 shares of the Company’s common stock. Both incentive stock options and nonqualified stock options may be issued under the provisions of the 2002 Plan. Employees of the Company and its subsidiaries, members of the Board of Directors, independent consultants and advisors are eligible to participate in the 2002 Plan. The granting and vesting of options under the 2002 Plan are authorized by the Company’s Board of Directors or a committee of the Board of Directors.

During 2002 the Company granted stock options to employees at an exercise price of $3.00 per share, which vested over a two year period. In 2004 the Company granted 1,000 stock options to a new Director at an exercise price of $3.25 per Share. During 2005 the Company granted a total of 269,000 options to employees and directors with an exercise price of $2.50. Total compensation expense related to the granting of options under the 2002 Plan for the year ended December 31, 2007 based on a fair value of $1.37 per share was approximately $110,000.

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

Information regarding the 2002 Plan is as follows:

	Number of	Weighted-Average	Options	Weighted-Average
	Shares	Exercise Price	Excercisable	Exercise Price

Options outstanding at inception
Granted	50,000	$3.00	—	$0.00

Outstanding at December 31, 2002	50,000	$3.00	10,000	$3.00
Granted	—	$0.00	—	$0.00

Outstanding at December 31, 2003	50,000	$3.00	30,000	$3.00
Granted	1,000	$3.25	—	$0.00

Outstanding at December 31, 2004	51,000	$3.01	51,000	$3.01
Granted	269,000	$2.50	—	$0.00
Cancelled	(25,000)	$2.50	—	$0.00

Outstanding at December 31, 2005	295,000	$0.00	295,000	$2.59
Granted	80,000	$2.50	—	$0.00
Cancelled	(35,000)	$0.00	—	$0.00

Outstanding at December 31, 2006	340,000		340,000	$2.58
Granted	122,500	$0.78	—	$0.78
Exercised in cashless exercise March 30, 2007	(340,000)	$2.58	—

Outstanding at December 31, 2007, 2008 and 2009	122,500		122,500

Reserved for future option grants at December 31, 2008	477,500

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In 2008 the Company’s stockholders approved the Vicor Technologies, Inc. 2008 Stock Incentive Plan (the“2008 Plan”). This plan provides for the granting of options to purchase up to 5,000,000 shares of the Company’s common stock. Directors, officers and other employees of the Company and its subsidiaries, and other persons who provide services to the Company are eligible to participate in the 2008 Plan, and both incentive stock options and nonqualified stock options may be issued under the provisions of the 2008 Plan. The 2008 Plan will be administered by the Board of Directors and its Compensation Committee.

Information regarding the 2008 Plan is as follows:

	Number of	Weighted-Average	Options	Weighted-Average
	Shares	Exercise Price	Excercisable	Exercise Price

Options outstanding at inception	—
Granted	417,500	$0.72	417,500	$0.72

Outstanding at December 31, 2008	417,500
Granted	2,150,000	$0.78	1,762,500	$0.78

Outstanding at December 31, 2009	2,567,500		2,180,000

Reserved for future option grants at December 31, 2009	2,432,500

There was a total of 2,690,000 options outstanding for both plans at December 31, 2009. The fair value for these options was estimated at the date of grant using the Black- Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.97%, dividend yield of 0%, weighted-average expected option life of 10 years; and a volatility factor of 56% in 2008; expected option lives of 7 — 10 years, risk-free interest rate ranging from 2.51% — 3.91%, dividend yield of 0%, and volatility factors ranging from 63% to 172% in 2009.

Compensation expense related to the granting of options under the 2008 Plan was approximately $176,000 and $1,559,000 in 2008 and 2009, respectively.

NOTE 9 —	Fair Value of Financial Instruments

The Company follows the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Recurring Fair Value Measurement Valuation Techniques

The fair value for certain financial instruments is derived using pricing models and other valuation techniques that involve significant management judgment. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available will generally have a higher degree of price transparency than financial instruments that are thinly traded or not quoted. In accordance with ASC Topic 820, the criteria used to determine whether the market for a financial instrument is active or inactive is based on the particular asset or liability. As a result, the valuation of these financial instruments included significant management judgment in determining the relevance and reliability of market information available. The Company considered the inactivity of the market to be evidenced by several factors, including limited trading of the Company’s stock since the commencement of trading in July 2007.

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in 8% Convertible Notes, 8% Subordinated Convertible Promissory Notes, Series B Preferred Stock and warrants to purchase common stock issued with preferred stock. These instruments are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. These models require significant judgment on the part of management, including the inputs utilized in its pricing models. The Company’s derivative financial instruments are

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model and the following assumptions:

		December 31,
	January 1, 2009	2009

Conversion feature:
Risk-free interest rate	2.10%	1.4% - 3.0%
Expected volatility	63%	63%
Expected life (in years)	5	2-5
Expected dividend yield	0%	0%
Warrants:
Risk-free interest rate	2.10%	1.4% - 3.0%
Expected volatility	63%	63%
Expected life (in years)	5	2-5
Expected dividend yield	0%	0%
Fair value:
Conversion feature	$1,664,000	$2,550,000
Warrants	$1,905,000	$1,864,000

	$3,569,000	$4,414,000

Prior to January 1, 2009 the Company used the historical prices of its common stock to determine its volatility. Subsequently, the Company determined that the historical prices of its common stock were not the best proxy to estimate such volatility. Effective January 1, 2009 the Company’s methodology to estimate volatility of its common stock is based on an average of published volatilities contained in the most recent audited financial statements of other publicly-reporting companies in industries similar to that of the Company.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2009 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 58% of the Company’s total liabilities.

Fair values of liabilities measured on a recurring basis at December 31, 2009 are as follows:

Quoted
prices in
active
		markets for	Significant
		identical	other	Significant
		liabilities	observable	unobservable
	Fair Value	(Level 1)	inputs (Level 2)	inputs (Level 3)

Liabilities:
Derivative financial instruments	$4,414,000	$—	$—	$4,414,000

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

information about Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended December 31, 2009:

Balance, January 1, 2009	$(3,569,000)
Included in earnings(1):
Realized	1,083,000
Unrealized(2)	1,074,000
Purchases, sales, and other	(3,008,000)
Settlements and issuances — net	6,000
Net transfers in and/or out of Level 3	—

Balance, December 31, 2009	$(4,414,000)

(1)	Gain included in earnings is reported as gain on derivative financial instruments.

(2)	Total unrealized gain related to Level 3 instruments held at December 31, 2009.

Note 10 —	Related Party Transactions

In 2003 the Company purchased the software related to the PD2i Cardiac Analyzertm from one of its founding scientists, who is now an employee and a director. Terms of the Purchase and Royalty Agreement provide that $100,000 of the purchase price be deferred until the Company begins receiving revenue from the Analyzer. Accordingly, this amount is included in the accompanying Consolidated Balance Sheet as Due to Related Parties. The Agreement further provides for an ongoing royalty to be paid to the scientist amounting to 10% of amounts received by the Company from any activities relating to the PD2i Cardiac Device for the life of the patents. Royalty payments will commence after the Company has recovered its development costs in full.

Additionally, on January 1, 2007 the Company entered into a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer whereby three of the Company’s employees became employees of ALDA under a Professional Employer Organization (“PEO”) arrangement. This was subsequently increased to seven employees. The Service Agreement, which is a cost reimbursement only contract, provides for reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. Costs associated with the contract amounted to $308,000 and $909,000 for the years ended December 31, 2008 and 2009, respectively.

As discussed in Notes 4 and 5 the Company has certain bank loans. As a condition to making the loans, the bank received a two Certificates of Deposit valued at $300,000 from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral.

Note 11 —	Income Taxes

For income tax purposes the Company has capitalized its losses (other than contract research and development) as start up costs. The startup costs will be amortized over a five-year period when operations commence. The tax loss carry forward at December 31, 2009 amounts to $2,207,061 and begins to expire in 2016.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance has been recognized to offset the deferred tax assets as of December 31, 2008 and 2009 as realization of such assets is uncertain.

	2008	2009

Deferred income tax assets:
Tax loss carry forward	$414,000	$830,000
Start up costs	13,695,000	15,071,000
Equity-based compensation expense	1,116,000	853,000
Deribative liability	260,000	1,661,000
General business credit carry forward	—	357,000

	15,485,000	18,772,000

Deferred income tax liabilities:
Debt discount on derivative instruments	—	$(357,109)

Total deferred tax asset	$15,485,000	$18,414,891

Valuation allowance:
Beginning of year	$(14,594,000)	$(15,485,000)
(Increase) during the year	(891,000)	(2,929,891)

	$(15,485,000)	$(18,414,891)

Net deferred tax assets and liabilities	$—	$—

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Note 12 —	Property and Equipment

Property and equipment consist of the following

	December 31,
	2008	2009

Computers and equipment	$40,000	$35,000
Furniture and fixtures	24,000	24,000

	64,000	59,000
Less accumulated depreciation	(62,000)	(38,000)

Net property and equipment	$2,000	$21,000

Depreciation expense was $4,000 for both the years ended December 31, 2008 and 2009.

Note 13 —	Leases

The Company is obligated under an operating lease agreement for its administrative offices and office equipment. The lease is for a two-year term beginning August 2009. Annual future minimum lease obligations as of December 31, 2009 are $89,000 in 2010 and $56,000 in 2011.

Rent expense for the years ended December 31, 2008 and 2009 was $92,000 and $95,000, respectively.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 14 —	Retirement plan

In December 2009 the Company established a defined contribution plan (“Plan”) to provide retirement benefits in return for services rendered. The Plan provides an individual account for each participant and has terms that specify how contributions to participant accounts are determined. Employees are eligible to participate in the Plan at time of hire as well as certain independent contractors at the discretion of management. The Plan provides for the Company to match employee contributions up to 4% of the employee’s salary and also provides for Company discretionary contributions of up to 6% of employee compensation. The Company made an initial grant to the Plan equal to 4% of each participant’s 2009 base compensation, resulting in Plan expense of $54,000 for 2009.

Note 15 —	Commitments and Contingencies

The Company may from time to time be subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company’s consolidated financial statements.

The Company has employment agreements with its Chief Executive Officer, its Chief Medical Officer and its scientists. Such agreements provide for minimum salary levels, adjusted annually for cost-of-living changes.

Note 16 —	Subsequent Events

On January 10, 2010 the Company’s Board of Directors authorized the issuance of an additional $1,500,000 of 8% Subordinated Convertible Notes.

In January through March 2010 the Company sold $975,000 of 8% Subordinated Convertible Promissory Notes.

On March 19, 2010 the Company leased additional office space in the facility where its corporate office is located. The lease is expected to commence in April 2010 at a rate of approximately $2,000 per month and will expire in August 2011.