Form 10-Q
period 2010-03-31
Vicor Technologies, Inc.
filed 2010-05-11
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
     As of March 31, 2010, there were 42,933,973 shares of the Registrant’s Common Stock, $.0001 par value, outstanding.
Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☑

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2010
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 (unaudited)	3
Condensed Consolidated Statements of Operations for the three months ending March 31, 2009 and 2010 and the period from August 4, 2000 (inception) through March 31, 2010 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2009 and 2010 and the period from August 4, 2000 (inception) through March 31, 2010 (unaudited)	5
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the three months ending March 31, 2010 (unaudited)	7
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4T. Controls and Procedures	22
PART II — Other Information	22
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Removed and Reserved	22
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures	23

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2009 and March 31, 2010
(Unaudited)

		March 31,
	December 31, 2009	2010
ASSETS
Current assets:
Cash	$544,000	$308,000
Accounts receivable	—	92,000
Inventory	—	40,000
Prepaid expenses	74,000	81,000

Total current assets	618,000	521,000

Property and equipment:
Equipment	35,000	129,000
Furniture and fixtures	24,000	24,000
Less accumulated depreciation	(38,000)	(42,000)

Net property and equipment	21,000	111,000

Other assets
Deposits	12,000	16,000
Deferred charges	168,000	80,000
Intellectual property, net of accumulated amortization of $223,000 and $234,000 at December 31, 2009 and March 31, 2010, respectively	229,000	218,000

	$1,048,000	$946,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$600,000	$874,000
Current debt	460,000	660,000
Due to related parties	100,000	100,000

Total current liabilities	1,160,000	1,634,000

Long-term liabilities:
Long-term debt	1,251,000	1,172,000
Accrued dividends	833,000	959,000
Derivative financial instruments payable in shares of common stock	4,414,000	5,135,000

Total long-term liabilities	6,498,000	7,266,000

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	—	—
Series B Voting Junior Convertible Cumulative, 5,210,101 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 41,813,959 and 42,933,973 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	4,000	4,000
Additional paid-in capital	46,848,000	47,952,000
Deficit accumulated during the development stage	(53,462,000)	(55,910,000)

Net capital deficiency	(6,610,000)	(7,954,000)

	$1,048,000	$946,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2010 and
For the period from August 4, 2000 (inception) to March 31, 2010
(Unaudited)

			Period from
			August 4, 2000
	Three months ended	Three months ended	(Inception) to
	March 31,	March 31,	March 31,
	2009	2010	2010
Revenues	$—	$100,000	$944,000

Operating expenses:
Cost of sales	—	85,000	85,000
Research and development	199,000	157,000	15,184,000
Selling, general and administrative expenses	590,000	1,457,000	31,259,000
Interest expense	63,000	357,000	9,043,000

Total operating expenses	852,000	2,056,000	55,571,000

Gain (loss) on derivative financial instruments	(294,000)	(117,000)	2,040,000

Net loss	(1,146,000)	(2,073,000)	(52,587,000)
Cumulative effect of a change in accounting principle	—	—	480,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(101,000)	(126,000)	(1,039,000)
Amortization of derivative discount on Series B preferred stock	(228,000)	(249,000)	(1,228,000)
Value of warrants issued in connection with sales of Series B preferred stock	—	—	(1,536,000)

Total dividends for the benefit of preferred stockholders	(329,000)	(375,000)	(3,803,000)

Net loss applicable to common stock	$(1,475,000)	$(2,448,000)	$(55,910,000)

Net loss per common share — basic and diluted	$(0.04)	$(0.06)

Weighted average number of shares of common shares outstanding	35,010,142	42,425,945

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2010 and
For the period from August 4, 2000 (inception) to March 31, 2010
(Unaudited)

			Period from
	Three months	Three months	August 4, 2000
	ended	ended	(Inception) to
	March 31,	March 31,	March 31,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(1,146,000)	$(2,073,000)	$(52,587,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,000	15,000	338,000
Noncash interest imputed upon conversion of debt to equity	32,000	—	5,620,000
Noncash interest from deferred financing costs and debt-based derivative liabilities	—	371,000	2,692,000
Gain (loss) on derivative financial instruments	294,000	117,000	(2,040,000)
Loss from sale of assets	—	—	48,000
Securities issued for services	7,000	29,000	1,170,000
Beneficial conversion feature of notes payable	—	10,000	211,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in lieu of interest payments	6,000	1,000	381,000
Equity-based compensation	142,000	286,000	18,951,000
Changes in assets and liabilities:
Accounts receivable	—	(92,000)	(92,000)
Inventory	—	(40,000)	(40,000)
Prepaid expenses and other assets	(20,000)	(11,000)	(434,000)
Accounts payable and accrued expenses	170,000	274,000	1,847,000

Net cash used in operating activities	(503,000)	(1,113,000)	(23,317,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of property and equipment	—	(93,000)	(270,000)

Net cash used in investing activities	—	(93,000)	(448,000)

Cash flows from financing activities:
Due to related parties	—	—	100,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	261,000	—	2,915,000
Proceeds from sale of common stock	128,000	—	11,268,000
Repayment of notes	—	—	(905,000)
Proceeds from bridge loan	200,000	—	300,000
Proceeds from sale of notes	—	970,000	9,901,000
Proceeds for stock to be issued	—	—	16,000
Contributed capital	—	—	178,000

Net cash provided by financing activities	589,000	970,000	24,073,000

Net increase (decrease) in cash	86,000	(236,000)	308,000

Cash at beginning of period	182,000	544,000	—

Cash at end of period	$268,000	$308,000	$308,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2010 and
From August 4, 2000 (inception) to March 31, 2010
(Unaudited)

			Period from
	Three months	Three months	August 4, 2000
	ended	ended	(Inception) to
	March 31,	March 31,	March 31,
	2009	2010	2010
Supplemental cash flow information:
Issuance of previously-subscribed common stock	$16,000	$—	$16,000

Conversion of accounts payable to note payable	—	—	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	—	—	261,000

Warrants issued in connection with 8% Subordinated Convertible Notes	—	134,000	251,000

Cash paid for interest expense	23,000	18,000	977,000

Accrued equity-based compensation	—	—	41,000

Accrued dividends	101,000	126,000	2,509,000

Interest on promissory notes paid in common stock	—	—	520,000

Related-party accrual converted to common stock	—	—	561,000

Conversion of debt to Series B Preferred Stock	—	—	1,567,000

Conversion of notes to common stock	40,000	404,000	5,013,000

Accrued expenses paid with preferred stock	108,000	—	108,000

Accrued expenses paid with common stock	772,000	—	772,000

Fair value of equity-based derivative financial instruments issued	366,000	—	816,000

Fair value of debt-based derivative financial instruments issued	—	—	1,046,000

Deferred costs paid with common stock	—	—	358,000

Derivative discount on Series B preferred stock	—	—	341,000

Conversion of Series B preferred stock and accrued dividends to common stock	—	—	82,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Net Capital Deficiency
For the three months ended March 31, 2010
(Unaudited)

								Stock
			Preferred Stock				Additional	Subscrip-
	Common Stock		Class A		Class B		Paid-in	tions in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Process	Deficit	Total
Balance at December 31,2009	41,813,959	$4,000	157,592	$—	5,210,101	$—	$46,848,000	$—	$(53,462,000)	$(6,610,000)
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(126,000)	(126,000)
Issuance of stock for interest payments	1,092	—	—	—	—	—	1,000	—	—	1,000
Issuance of stock for services	193,998	—	—	—	—	—	136,000	—	—	136,000
Issuance of stock options for services	—	—	—	—	—	—	179,000	—	—	179,000
Issuance of stock for conversion of notes payable	899,924	—	—	—	—	—	404,000	—	—	404,000
Warrants issued related to notes payable transactions	—	—	—	—	—	—	135,000	—	—	135,000
Issuance of common stock for exercise of warrants	25,000	—	—	—	—	—	—	—	—	—
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	249,000	—	(249,000)	—
Net loss	—	—	—	—	—	—	—	—	(2,073,000)	(2,073,000)

Balance at March 31,2010	42,933,973	$4,000	157,592	$—	5,210,101	$—	$47,952,000	$—	$(55,910,000)	$(7,954,000)

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
Organization
     Vicor Technologies, Inc. (Vicor) is a development-stage company. As discussed in Note 3 Vicor generated operating revenues in the first quarter of 2010, but management does not believe these were significant enough for Vicor to be an operating enterprise at March 31, 2010.
     The accompanying condensed consolidated financial statements include Vicor Technologies, Inc. and its wholly-owned subsidiaries, Nonlinear Medicine, Inc. (“NMI”) and Stasys Technologies, Inc (“STI”). Vicor has no operations independent of its wholly-owned subsidiaries. NMI owns all intellectual property related to Vicor’s diagnostic products, and STI owns all intellectual property related to the Company’s therapeutic products.
Nature of the business
     Vicor is a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on its patented, proprietary point correlation dimension algorithm (the “PD2i® Algorithm”). The PD2i® Algorithm and software facilitates the ability to accurately risk stratify a specific target population to predict future pathological events, such as fatal cardiac arrhythmias (which are related to sudden cardiac death), imminent death from trauma and autonomic nervous system dysfunction. Vicor believes that the PD2i® Algorithm and software represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign. Vicor is currently commercializing two proprietary diagnostic medical products which employ software utilizing the PD2i® Algorithm: the PD2i Analyzer™ (sometimes referred to as the PD2i Cardiac Analyzer™) and the PD2i-VS™ (Vital Sign). It is also anticipated that the PD2i® Algorithm and software applications will allow for the early detection of Alzheimer’s Disease and other disorders and diseases.
     Vicor’s first product, the PD2i Analyzer™, received 510(k) marketing clearance from the Food and Drug Administration or FDA on December 29, 2008. It displays and analyzes electrocardiographic (“ECG”) information and measures heart rate variability (“HRV”), in patients at rest and in response to controlled exercise and paced respiration. The PD2i Analyzer™ applies patented and proprietary technology to analyze a high resolution electrocardiograph signal, and measure R-wave intervals. The clinical significance of HRV and other parameters must be determined by a physician. On January 14, 2010 Vicor announced its first commercial sale of the PD2i Analyzer™ to a physician practice in South Carolina and simultaneously announced that it had entered into an exclusive distribution agreement with VF Medical, LLC, a medical products distribution company. VF Medical, LLC will serve as the exclusive distributor for the PD2i Analyzer™ in South Carolina, North Carolina, and the cities of Savannah and Augusta, Georgia. VF Medical will utilize a 25-person medical products distribution team consisting of agents who have long-term relationships with cardiologists, electrophysiologists, and family practice and internal medicine physicians within the designated territory. Vicor is seeking other distributors and has begun hiring sales personnel in selected geographic areas.
     The PD2i Analyzer™ consists of a private-label digital electrocardiograph device that incorporates automated blood pressure recording and a laptop computer which utilizes proprietary collection software. The PD2i Analyzer™ accesses the internet and sends recorded electrocardiograph files to Vicor’s remote server where the files are analyzed by the Company’s proprietary algorithm and software. The analyzed results are then provided to the physician in an electronic health record together with a report and information which the physician can use to bill both public and private insurers utilizing established Current Procedural Terminology Codes (“CPT Codes”). Vicor bills the physician monthly for the number of tests performed, thus enabling it to realize revenue from the recurring use of the PD2i Analyzer™ in addition to revenue realized from the sale of the device. Vicor anticipates making various submissions to the FDA for marketing clearance for the PD2i Analyzer™ for additional medical claims, such as sudden cardiac death, trauma and, possibly, the diagnosis of diseases related to autonomic nervous system dysfunction. Approval from the FDA would allow Vicor to expand and accelerate its marketing efforts.
Risks
     The Company is subject to all the risks inherent in an early stage company in the medical device industry, which is subject to rapid technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, medical device manufacturers, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in developing technologies and products that are more effective than any that are being developed by the

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS, CONTINUED
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
NOTE 2 — LIQUIDITY
     The Company’s financial statements as of and for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $1,475,000 and $2,448,000 for the three months ended March 31, 2009 and 2010, respectively, and at March 31, 2010 had negative working capital of $1,113,000, an accumulated deficit of $55,910,000 and a net capital deficiency of $7,954,000. Although sales commenced in January 2010, the Company anticipates operating losses over the next 12 months (and likely longer) as it continues to incur expenditures necessary to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Management recognizes that the Company must generate additional funds to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy. The Company believes that the amount of capital generated by this plan will be sufficient to permit completion of various clinical trials and provide sufficient working capital for the next 24 - 30 months, by which time it is expected that the Company will generate positive cash flow through the sales of its products.
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
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2009 con-

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, CONTINUED
densed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand dollars.
     The information presented as of March 31, 2010 and for the three months ended March 31, 2009 and 2010 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial position as of March 31, 2010 and the consolidated results of its operations for the three months ended March 31, 2009 and 2010 and its consolidated cash flows and net capital deficiency for the three months ended March 31, 2009 and 2010. The results of operations for the three months ended March 31, 2009 and 2010 are not necessarily indicative of the results for the full year.
Cumulative Effect of a Change in Accounting Principle
     On June 25, 2008, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Accounting Standards Codification (“ASC”) 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. If an embedded feature (for example, the conversion option embedded in a convertible debt instrument) does not meet the scope exception in ASC 815, it would be separated from the host contract (the debt instrument) and be separately accounted for as a derivative by the issuer. ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, to be applied to outstanding instruments as of the effective date.
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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, CONTINUED
     Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2010 the Company had no accounts with balances in excess of FDIC insured limits.
Inventory
     Inventory is stated at the lower of cost or market using the first-in, first-out method of accounting.
Property and Equipment
     Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are stated at cost and amortized over the shorter of the estimated useful lives of the assets or the lease term. Routine maintenance and repairs are charged to expense as incurred and major renovations or improvements are capitalized.
Research and Development Costs
     Research and development expenditures, are comprised of costs incurred in performing research and development activities. These include payments to collaborative research partners, including wages and associated employee benefits, facilities and overhead costs. These are expensed as incurred.
Revenue Recognition
     The Company generated operating revenues in January 2010 which consisted of product sales and fees for analysis of ECG data collected by physicians. Revenues are recognized at the time of product shipment or upon performance of tests. The Company also plans on generating revenues from licensing fees which will be recognized in accordance with the contract terms.
     The Company obtained Phase I and II Small Business Innovation Research (“SBIR”) Grants in 2003-2005 amounting to a total of $844,000. The funds received were utilized to develop software for the PD2i Cardiac Analyzer™ and to conduct a study of 700 patients with chest pain presenting at emergency rooms in six (6) tertiary care facilities. The aim of the grant was to test and establish “good medical practice” through wide experimental use of the PD2i Analyzer™ at different emergency room sites with high risk patients.
     The funds received for this Grant have been treated as revenues by the Company in its condensed consolidated financial statements and were recorded when costs to perform such research and development activities were incurred.
Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three months or less to be cash and cash equivalents.
Intellectual Property
     Intellectual property, consisting of patents and other proprietary technology acquired by the Company is stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, CONTINUED

	December 31,	March 31,
	2009	2010
Patents	$252,000	$252,000
Purchased software	200,000	200,000

	452,000	452,000
Less accumulated amortization	(223,000)	(234,000)

Net intellectual property	$229,000	$218,000

     Amortization expense for the three months ended March 31, 2009 and 2010 was $11,000 in each period. Legal fees related to the prosecution of new patents and intellectual property are expensed as incurred and amounted to $63,000 in each period.
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
Financial Instruments
     The carrying amount of financial instruments, including cash and cash equivalents, accounts payable and notes payable approximates fair value as of December 31, 2009 and March 31, 2010.
Long-Lived Assets
     The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the three months ended March 31, 2009 and 2010 there were no deemed impairments of long-lived assets.
Recent Accounting Pronouncements
     New accounting pronouncements issued but not yet effective are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

NOTE 4 — CURRENT DEBT
     At December 31, 2009 and March 31, 2010 current debt consists of:

	December 31,	March 31,
	2009	2010
2004 Notes	$250,000	$250,000
12% Convertible Promissory Notes	110,000	110,000
Bank loans	100,000	300,000

	$460,000	$660,000

2004 Notes
     The 2004 Notes consist of a 12% convertible promissory note payable to a stockholder and is convertible to common stock at $2.25 per share.
12% Convertible Promissory Notes
     The 12% Convertible Promissory Notes bear interest at 12% per annum, payable monthly and the maturity dates have been extended on a month-by-month basis.
Bank Loans
     The Company has unsecured loans of $200,000 and $100,000 from Branch Banking and Trust Company (“BB&T”) (formerly Colonial Bank, N.A.) under a loan agreement. The $200,000 loan is due January 2011, resulting in its being classified as long term at December 31, 2009 and short-term at March 31, 2010, and bears interest at 3.54%. The $100,000 loan is classified as current, has a due date of October 2010 and bears interest at 4.83%. As a condition to making the loans, the bank received certificates of deposit for $100,000 and $200,000 from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the certificates of deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 1,092 shares of common stock.
NOTE 5 — LONG-TERM DEBT
     Long-term debt consists of:

	December 31,	March 31,
	2009	2010
8% Convertible Notes	$773,000	$560,000
8% Subordinated Convertible Notes	278,000	612,000
Bank loans	200,000	—

Balance	$1,251,000	$1,172,000

8% Convertible Notes
     During the period from May 1, 2009 through September 17, 2009 the Company sold 8% Convertible Notes (“8% Notes”). The 8% Notes are due two years from date of issue and are convertible into common stock at the option of the holder any time prior to maturity. The conversion price is equal to the lesser of 75% of the weighted average common stock price, as defined, for the three days immediately prior to the date of the conversion notice or $1.07 per share of common stock.
     The conversion rights embedded in the 8% Notes are accounted for as derivative financial instruments because of the static conversion terms embedded therein. The fair values of the derivative financial instruments at their issue dates were $1,966,000.

NOTE 5 — LONG-TERM DEBT, CONTINUED

	December 31,	March 31,
	2009	2010
8% Notes sold	$2,671,000	$2,671,000
8% Notes converted	(1,574,000)	(1,978,000)

	1,097,000	693,000
Unamortized discount	(324,000)	(133,000)

Balance	$773,000	$560,000

8% Subordinated Convertible Notes
     Beginning in the fourth quarter of 2009 the Company sold 8% Subordinated Convertible Notes (“8% Subordinated Notes”). The 8% Subordinated Notes are due on October 7, 2012 and are subordinated to 8% Notes sold between May 1, 2009 and September 17, 2009. They are subject to mandatory conversion into shares of common stock at a conversion price equal to the lesser of $.80 per share of common stock or 80% of the price per share of common stock sold in a qualified funding event, defined as the sale of debt or equity in a registered offering resulting in a least $3,000,000 of gross proceeds to the Company.
     Until the 8% Notes have been converted by the holders or have been repaid (which shall be no later than September 16, 2011) the holders of the 8% Subordinated Notes have no voluntary conversion rights. Thereafter, the holders may voluntarily convert the 8% Subordinated Notes.
     The conversion rights embedded in the 8% Subordinated Notes are accounted for as derivative financial instruments because of the static conversion terms embedded therein. The fair values of the derivative financial instruments at their issue dates were $1,164,000.

	December 31,	March 31,
	2009	2010
8% Subordinated Notes sold	$903,000	$1,873,000
Unamortized discount	(625,000)	(1,261,000)

Balance	$278,000	$612,000

NOTE 6 — OUTSTANDING COMMON STOCK PURCHASE WARRANTS AND OPTIONS
     At March 31, 2010 the Company had 13,860,842 warrants outstanding with an average exercise price of $0.98, 122,500 stock options outstanding with an average exercise price of $0.78 under the 2002 Stock Option Plan and 3,042,500 options outstanding with an average exercise price of $0.67 under the 2008 Stock Option Plan.
     During the three months ended March 31, 2010:
•	25,000 shares of common stock were issued upon the exercise of 25,000 warrants at an exercise price of $0.01 per share.

•	475,000 options were issued to employees and consultants at exercise prices ranging from $.65 per share to $.71 per share pursuant to the 2008 Stock Option Plan. The options vest ratably over a 12-month period and expire 7 years after the grant date.

•	1,462,500 warrants to purchase common stock were issued in connection with the sale of 8% Subordinated Notes. The warrants are immediately exercisable at $1.00 per share and have a five-year term.

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Derivative Financial Instruments
     The Company’s derivative financial instruments consist of conversion options embedded in 8% Notes, 8% Subordinated Notes, Series B Preferred Stock and warrants to purchase common stock issued with preferred stock. These instruments are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. These models require significant judgment on the part of management, including the inputs utilized in its pricing models. The Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes option pricing model and the following assumptions:

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

	December 31, 2009	March 31, 2010
Conversion feature:
Risk-free interest rate	1.4% - 3.0%	0.84% - 2.55%
Expected volatility	63%	63%
Expected life (in years)	2 - 5	2 - 5
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	1.4% - 3.0%	2.55%
Expected volatility	63%	63%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

Fair value:
Conversion feature	$2,550,000	$3,093,000
Warrants	$1,864,000	$2,042,000
     The Company’s methodology to estimate volatility of its common stock is based on an average of published volatilities contained in the most recent audited financial statements of other publicly-reporting companies in industries similar to that of the Company.
Level 3 Assets and Liabilities
Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of March 31, 2010 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 58% of the Company’s total liabilities.
Fair values of liabilities measured on a recurring basis at March 31, 2010 are as follows:

Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Liabilities	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative financial instruments	$5,135,000	$—	$—	$5,135,000

     Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result the gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the year ended March 31, 2010:

Balance, January 1, 2010	$(4,414,000)
Included in earnings as gain (loss) (1):
Realized	112,000
Unrealized (2)	(229,000)
Purchases, sales, and other	(604,000)
Settlements and issuances — net	—
Net transfers in and/or out of Level 3	—

Balance, March 31, 2010	$(5,135,000)

(1)	Gain included in earnings is reported as gain (loss) on derivative financial instruments.

(2)	Total unrealized loss related to Level 3 instruments held at March 31, 2010.

NOTE 8 — RELATED PARTY TRANSACTIONS
     In 2003 the Company purchased the software related to the PD2i Cardiac Analyzer™ from one of its founding scientists, who is now an employee and a director. Terms of the Purchase and Royalty Agreement provide that $100,000 of the purchase price be deferred until the Company begins receiving revenue from the PD2i Cardiac Analyzer™ Accordingly, this amount is included in the accompanying Consolidated Balance Sheet as Due to Related Parties. The Agreement further provides for an ongoing royalty to be paid to the scientist amounting to 10% of amounts received by the Company from any activities relating to the PD2i Cardiac Analyzer™ for the life of the patents. Royalty payments will commence after the Company has recovered its development costs in full.
     Additionally, on January 1, 2007 the Company entered into a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer whereby three of the Company’s employees became employees of ALDA under a Professional Employer Organization (“PEO”) arrangement. This was subsequently increased to seven employees. The Service Agreement, which is a cost reimbursement only contract, provides for reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. Costs associated with the contract amounted to $187,000 and $380,000 for the three months ended March 31, 2009 and 2010, respectively.
     As discussed in Note 4 the Company has certain bank loans. As a condition to making the loans, the bank received two certificates of deposit valued at $300,000 from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral.
NOTE 9 — RETIREMENT PLAN
In December 2009 the Company established a defined contribution plan (“Plan”) to provide retirement benefits in return for services rendered. The Plan provides an individual account for each participant and has terms that specify how contributions to participant accounts are determined. Employees are eligible to participate in the Plan at time of hire as well as certain independent contractors at the discretion of management. The Plan provides for the Company to match employee contributions up to 4% of the employee’s salary and also provides for Company discretionary contributions of up to 6% of employee compensation. As of March 31, 2010 no contributions had been made by the Company.
NOTE 10— SUBSEQUENT EVENTS
     In the period from April 1, 2010 through May 10, 2010, the Company received proceeds of $949,000 from the sale of 8% Subordinated Notes and warrants to purchase 1,380,000 shares of common stock at an exercise price of $1.00 per share. The warrants expire 5 years after grant date.
     Through May 11, 2010 the holders of all the remaining outstanding 8% Notes had notified the Company of their intent to convert all such notes held by them into 2,484,717 shares of the Company’s common stock. Issuance of the stock will satisfy the Company’s obligations under the 8% Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this Quarterly Report on Form 10-Q, “Vicor,” and the terms “Company”, “we”, “us” and “our” refer to Vicor Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.
Plan of Operations
     At March 31, 2010 our cash balance was $308,000. From April 1, 2010 through May 10, 2010 we received proceeds of $840,000 from the sale of units consisting of 8% Subordinated Convertible Notes (“8% Subordinated Notes”) and warrants to purchase shares of our common stock The warrants are exercisable at $1.00 per share and expire five years after date of grant. Based on our cash balance as of May 10, 2010, management believes that we have sufficient funds to continue current operations through at least July 31, 2010.
     Our plan of operations includes:
1.	Continued and increased sales of the PD2i Analyzer™ to physicians in the United States through the use of independent distributors and direct sales personnel.

2.	Raising additional capital with which to expand the sales and administrative infrastructure and fund ongoing operations until our operations generate positive cash flow.

3.	Completing various clinical trials and 510(k) submission(s) to secure additional marketing claims for the PD2i Analyzer™ to enhance and accelerate marketing efforts.

4.	Initiating international sales of the PD2i Analyzer™ and PD2i-VS™ (Vital Sign), including securing CE Mark Clearance, if required.
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
Revenue Recognition
     Operating revenues commenced in January 2010 and are the result of product sales and fees for analysis of ECG data collected by physicians. Revenues are recognized at the time of product shipment or upon the performance of tests. The Company also plans on generating revenues from licensing fees which will be recognized in accordance with the contract terms.
Accounting for Stock-Based Compensation
     We recorded equity-based compensation expense for employees and nonemployees in accordance with the fair-value provisions of Accounting Standards Codification (“ASC”) 718, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.
Accounting for Derivative Financial Instruments
     We evaluate financial instruments using the guidance provided by ASC 815 and apply the provisions thereof to the accounting of items identified as derivative financial instruments not indexed to our stock.
Fair Value of Financial Instruments
     The Company follows the provisions of ASC 820. This Topic defines fair value, establishes a measurement framework and expands disclosures about fair value measurements.
     The Company uses fair value measurements for determining the valuation of derivative financial instruments payable in shares of its common stock. This primarily involves option pricing models that incorporate certain assumptions and projections to determine fair value. These require management judgment.

Results of Operations
     The following table sets forth the amounts and percentages of total expenses represented by certain items reflected in our consolidated statements of operations for each of the three months ended March 31, 2009 and 2010.

	Three months ended March 31,				Inception to March 31
	2009		2010		2010

			(UNAUDITED)		(UNAUDITED)
Revenues	$—	0.0%	$100,000	4.9%	$944,000	1.7%
Operating expenses:
Cost of sales	—	0.0%	85,000	4.1%	85,000.00	0.2%
Research and development	199,000	23.4%	157,000	7.6%	15,184,000	27.3%
General and administrative expenses	590,000	69.2%	1,457,000	70.9%	31,259,000	56.2%
Interest expense	63,000	7.4%	357,000	17.4%	9,043,000	16.3%

Total operating expenses	852,000	100.0%	2,056,000	100.0%	55,571,000	100.0%
Unrealized gain (loss) on derivative financial instruments	(294,000)	-34.5%	(117,000)	-5.7%	2,040,000	3.7%

Net loss	(1,146,000)	-134.5%	(2,073,000)	-100.8%	(52,587,000)	-94.6%
Cumulative effect of change in accounting principal					480,000	0.9%
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(101,000)	-11.9%	(126,000)	-6.1%	(1,039,000)	-1.9%
Amortization of derivative discount on Series B preferred stock	(228,000)	-26.8%	(249,000)	-12.1%	(249,000)	-0.4%
Value of warrants issued in connection with sales of Series B preferred stock	—	0.0%	—	0.0%	(1,536,000)	-2.8%

Total dividends for the benefit of preferred stock holders	(329,000)	-38.7%	(375,000)	-18.2%	(3,803,000)	-5.1%

Net loss applicable to common stock	$(1,475,000)	-173.2%	$(2,448,000)	-119.0%	$(55,910,000)	-98.8%

Net loss per common share — basic and diluted	$(0.04)		$(0.06)

Weighted average number of shares of common shares outstanding	35,010,142		42,425,945

Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Revenues
     We had revenues of $100,000 in the three months ended March 31, 2010 compared with no revenues in the first quarter of 2009. Our revenues consisted of $88,000 in fees generated from the sale of PD2i Analyzers™ to physicians and our independent distributor and $12,000 related to fees for analysis of ECG data collected by physicians. The independent distributor is using these devices primarily for demonstration purposes.
Cost of Sales
     Cost of sales were $85,000, or 4.1% of total expenses, in the three months ended March 31, 2010 compared with no cost of sales in the first quarter of 2009.
Research and Development
     Research and development costs were $157,000 or 7.6% of total expenses, for the three months ended March 31, 2010 compared to $199,000 or 23.4% of total expenses, for the three months ended March 31, 2009. The principal reason for the decrease of $42,000 in 2010 was related to the different clinical trials conducted in 2010 compared to 2009. It is anticipated that research and development expenses will continue in 2010 at approximately the same level as 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) costs were $1,457,000, or 70.9% of total expenses, for the three months ended March 31, 2010 compared to $590,000, or 69.2% of total expenses, for the three months ended March 31 2009. The increase in expenses of $867,000 in the three months ended March 31, 2010 compared to the same period in 2009 was principally attributable to: a) $432,000 for increased infrastructure and personnel to support the sales and information technology functions, b) $87,000 from amortization of offering expenses related to the 2009 sale of 8% Notes, c) $77,000 related to our increased investor relations activities, and d) $203,000 related to equity-based compensation arising from issuance of common stock and stock options to new employees. It is anticipated that our SG&A expenses will continue to increase throughout the year in response to increased sales and related infrastructure requirements.

Interest Expense
     Interest expense was $357,000, or 17.4% of total expenses, for the quarter ended March 31, 2010, compared to $63,000, or 7.3% of total expenses, for the quarter ended March 31, 2009. The principal reason for the increase was due to increased indebtedness because of the issuance of 8% Notes and 8% Subordinated Notes.
Liquidity and Capital Resources
     We generated revenues of $100,000 in the first quarter of 2010. However, our revenues are not sufficient to execute our business plan and continue development of our products. Accordingly, we continue to look to outside sources to raise capital.
     At March 31, 2010 we had a working capital deficiency of $1,113,000 and $308,000 in cash. From April 1, 2010 through May 10, 2010 we received proceeds of $840,000 from the sale of units consisting of 8% Subordinated Notes and warrants to purchase shares of our common stock. Based on our cash balance as of May 10, 2010, management believes that we have sufficient funds to continue current operations through at least July 31, 2010.
     Management recognizes that the Company must generate additional funds to successfully continue operations. Management plans include the sale of additional equity and debt securities. We have raised approximately $23,900,000 since our inception in 2000 in a series of private placements of our common stock, convertible preferred stock and convertible notes to accredited investors, a number of which are physicians.
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
Going Concern
     The Company’s financial statements as of and for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $1,475,000 and $2,448,000 for the three months ended March 31, 2009 and 2010, respectively, and at March 31, 2010 had negative working capital of $1,113,000, an accumulated deficit of $55,910,000 and a net capital deficiency of $7,954,000. Although sales commenced in January 2010, the Company anticipates operating losses over the next 12 months (and likely longer) as it continues to incur expenditures necessary to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Management recognizes that the Company must generate additional funds to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy. The Company believes that the amount of capital generated by this plan will be sufficient to permit completion of various clinical trials and provide sufficient working capital for the next 24 – 30 months, by which time it is expected that the Company will generate positive cash flow through the sales of its products.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.

Item 4T. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Chief Executive and Financial Officer, and Thomas J. Bohannon, our Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive and Financial Officer and our Chief Accounting Officer concluded that at March 31, 2010 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.
(b) Changes in Internal Controls
     In the three months ended March 31, 2010 we engaged the services of an independent accounting consultant to strengthen our internal controls over accounting for derivatives transactions. With the exception of this, there was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There are no known claims or litigation pending, the outcome of which would individually or in the aggregate have a material effect on our consolidated results of operations, financial position, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three months ended March 31, 2010, Vicor:
•	Issued 295,753 shares of common stock valued at $207,015 to employees and consultants for services rendered.

•	Issued 475,000 options to employees and consultants at exercise prices ranging from $.65 per share to $.71 per share pursuant to the 2008 Stock Option Plan. The options vest ratably over a 12-month period and expire 7 years after the grant date.

•	Issued 25,000 shares of common stock upon the exercise of 25,000 warrants at an exercise price of $0.01 per share.

•	Issued 899,924 shares of common stock related to the conversion of $404,194 principal amount of 8% Notes.

•	Sold 970,000 units consisting of $970,000 principal amount of 8% Subordinated Notes with 1,462,500 warrants to purchase common stock. The warrants are immediately exercisable at $1.00 per share and have a five-year term.
     These securities issued in the foregoing transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) or Rule 506 of Regulation D, as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. No general advertising or solicitation was used in selling the securities and no commissions or broker’s fees were paid for the sale of the securities. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. Additionally, the conversion of the 8% Notes into shares of the Company’s common stock was exempt from registration under the provisions of Section 3(a)(9) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Removed and Reserved.
     None.

Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description

10.1	Form of 8% Subordinated Convertible Note*

10.2	Employment Agreement dated January 1, 2009 between Vicor Technologies, Inc. and Jerry Anchin*

10.3	Employment agreement dated January 1, 2009 between Victor Technologies, Inc. and James Skinner*

31.1	Certification of David H. Fater, Chief Executive Officer, President and Chief Financial Officer
pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Thomas J. Bohannon, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of David H. Fater, Chief Executive Officer, President and Chief Financial Officer
and Thomas J. Bohannon, Chief Accounting Officer, of Vicor Technologies, Inc., pursuant to 18
U.S.C. 1350.*

*	Filed herewith
SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2010	Vicor Technologies, Inc.
	By:	/s/ David H. Fater
David H. Fater
Chief Executive Officer, President and Chief Financial Officer

	By:	/s/ Thomas J. Bohannon
		Name:	Thomas J. Bohannon
		Title:	Chief Accounting Officer