Form 10-Q
period 2010-06-30
Vicor Technologies, Inc.
filed 2010-08-16
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
     As of June 30, 2010, there were 45,403,976 shares of the Registrant’s Common Stock, $.0001 par value, outstanding.
Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☑

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2010
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2010 and the period from August 4, 2000 (inception) through June 30, 2010 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2010 and the period from August 4, 2000 (inception) through June 30, 2010 (unaudited)	6
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the six months ended June 30, 2010 (unaudited)	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4T. Controls and Procedures	30
PART II — Other Information	31
Item 1. Legal Proceedings	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Removed and Reserved	31
Item 5. Other Information	32
Item 6. Exhibits	32
Signatures	32

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2009 and June 30, 2010
(Unaudited)

		June 30,
	December 31, 2009	2010
ASSETS
Current assets:
Cash	$544,000	$1,257,000
Accounts receivable	—	61,000
Inventory	—	141,000
Prepaid expenses	74,000	69,000

Total current assets	618,000	1,528,000

Property and equipment:
Equipment	35,000	142,000
Furniture and fixtures	24,000	24,000
Less accumulated depreciation	(38,000)	(52,000)

Net property and equipment	21,000	114,000

Other assets
Deposits	12,000	16,000
Deferred charges	168,000	731,000
Intellectual property, net of accumulated amortization of $223,000 and $243,000 at December 31, 2009 and June 30, 2010, respectively	229,000	209,000

	$1,048,000	$2,598,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$600,000	$994,000
Current debt	460,000	660,000
Due to related parties	100,000	90,000

Total current liabilities	1,160,000	1,744,000

Long-term liabilities:
Long-term debt	1,251,000	1,662,000
Accrued dividends	833,000	1,073,000
Derivative financial instruments payable in shares of common stock	4,414,000	6,611,000

Total long-term liabilities	6,498,000	9,346,000

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively; preference in liquidation of $751,000 and $786,000 at December 31, 2009 and June 30, 2010, respectively	—	—
Series B Voting Junior Convertible Cumulative, 5,210,101 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively; preference in liquidation of $5,386,000 and $5,594,000 at December 31, 2009 and June 30, 2010, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 41,813,959 and 45,403,976 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	4,000	5,000
Additional paid-in capital	46,848,000	49,556,000
Deficit accumulated during the development stage	(53,462,000)	(58,053,000)

Net capital deficiency	(6,610,000)	(8,492,000)

	$1,048,000	$2,598,000

See accompanying notes to condensed consolidated financial statements

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended June 30, 2009 and 2010
(Unaudited)

	Three months ended	Three months ended
	June 30,	June 30,
	2009	2010
Revenues	$—	$8,000

Operating expenses:
Cost of sales	—	2,000
Research and development	271,000	193,000
Selling, general and administrative expenses	599,000	1,400,000
Interest expense	338,000	646,000

Total operating expenses	1,208,000	2,241,000

Gain (loss) on derivative financial instruments	(88,000)	454,000

Net loss	(1,296,000)	(1,779,000)
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(103,000)	(114,000)
Amortization of derivative discount on Series B preferred stock	(93,000)	(250,000)

Total dividends for the benefit of preferred stockholders	(196,000)	(364,000)

Net loss applicable to common stock	$(1,492,000)	$(2,143,000)

Net loss per common share — basic and diluted	$(0.04)	$(0.05)

Weighted average number of shares of common shares	36,289,671	44,603,885

See accompanying notes to condensed consolidated financial statements

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the six months ended June 30, 2009 and 2010 and
For the period from August 4, 2000 (inception) to June 30, 2010
(Unaudited)

			Period from
			August 4, 2000
	Six months ended	Six months ended	(Inception) to
	June 30,	June 30,	June 30,
	2009	2010	2010
Revenues	$—	$108,000	$952,000

Operating expenses:
Cost of sales	—	87,000	87,000
Research and development	470,000	350,000	15,377,000
Selling, general and administrative expenses	1,189,000	2,857,000	32,659,000
Interest expense	401,000	1,003,000	9,689,000
Loss from extinguishment of debt	—	—	1,266,000

Total operating expenses	2,060,000	4,297,000	57,812,000

Gain (loss) on derivative financial instruments	(382,000)	337,000	2,494,000

Net loss	(2,442,000)	(3,852,000)	(54,366,000)
Cumulative effect of a change in accounting principle	—	—	480,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(204,000)	(240,000)	(1,153,000)
Amortization of derivative discount on Series B preferred stock	(321,000)	(499,000)	(1,478,000)
Value of warrants issued in connection with sales of Series B preferred stock	—	—	(1,536,000)

Total dividends for the benefit of preferred stockholders	(525,000)	(739,000)	(4,167,000)

Net loss applicable to common stock	$(2,967,000)	$(4,591,000)	$(58,053,000)

Net loss per common share — basic and diluted	$(0.08)	$(0.11)

Weighted average number of shares of common shares outstanding	35,649,907	43,524,192

See accompanying notes to condensed consolidated financial statements

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2009 and 2010 and
For the period from August 4, 2000 (inception) to June 30, 2010
(Unaudited)

			Period from
	Six months	Six months	August 4, 2000
	ended	ended	(Inception) to
	June 30,	June 30,	June 30,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(2,442,000)	$(3,852,000)	$(54,366,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,000	35,000	358,000
Noncash interest imputed upon conversion of debt to equity	165,000	—	5,620,000
Noncash interest from deferred financing costs and debt-based derivative liabilities	146,000	824,000	3,145,000
Loss (gain) on derivative financial instruments	382,000	(337,000)	(2,494,000)
Loss (gain) from sale of assets	—	—	48,000
Securities issued for services	13,000	35,000	1,176,000
Beneficial conversion feature of notes payable	—	33,000	234,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in lieu of interest payments	19,000	2,000	382,000
Equity-based compensation	220,000	409,000	19,074,000
Changes in assets and liabilities:
Accounts receivable	—	(61,000)	(61,000)
Inventory	—	(141,000)	(141,000)
Prepaid expenses and other assets	(166,000)	(731,000)	(1,154,000)
Accounts payable and accrued expenses	(101,000)	937,000	2,510,000

Net cash used in operating activities	(1,742,000)	(2,847,000)	(25,051,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of property and equipment	—	(107,000)	(284,000)

Net cash used in investing activities	—	(107,000)	(462,000)

Cash flows from financing activities:
Due to related parties	—	—	100,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	351,000	—	2,915,000
Proceeds from sale of common stock	128,000	—	11,268,000
Repayment of notes	(200,000)	—	(905,000)
Proceeds from bridge loan	300,000	—	300,000
Proceeds from sale of notes	1,190,000	3,667,000	12,598,000
Proceeds for stock to be issued	—	—	16,000
Contributed capital	—	—	178,000

Net cash provided by financing activities	1,769,000	3,667,000	26,770,000

Net increase (decrease) in cash	27,000	713,000	1,257,000

Cash at beginning of period	182,000	544,000	—

Cash at end of period	$209,000	$1,257,000	$1,257,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the Six months ended June 30, 2009 and 2010 and
From August 4, 2000 (inception) to March 31, 2010
(Unaudited)

			Period from
	Six months	Six months	August 4, 2000
	ended	ended	(Inception) to
	June 30,	June 30,	June 30,
	2009	2010	2010
Supplemental cash flow information:
Issuance of previously-subscribed common stock	$16,000	$—	$16,000

Conversion of accounts payable to note payable	—	—	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	—	—	261,000

Warrants issued in connection with 8% Subordinated Convertible Notes	—	557,000	674,000

Cash paid for interest expense	47,000	36,000	995,000

Accrued equity-based compensation	—	—	41,000

Accrued dividends	204,000	240,000	2,623,000

Interest on promissory notes paid in common stock	—	—	520,000

Related-party accrual converted to common stock	—	—	561,000

Conversion of debt to Series B Preferred Stock	—	—	1,567,000

Conversion of notes to common stock	190,000	1,206,000	5,815,000

Accrued expenses paid with preferred stock	—	—	108,000

Accrued expenses paid with common stock	—	—	772,000

Fair value of equity-based derivative financial instruments issued	454,000	—	816,000

Fair value of debt-based derivative financial instruments issued	—	2,535,000	3,581,000

Deferred costs paid with common stock	193,000	—	358,000

Amortization of derivative discounts	93,000	499,000	840,000

Conversion of Series B preferred stock and accrued dividends to common stock	—	—	82,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Net Capital Deficiency
For the six months ended June 30, 2010
(Unaudited)

			Preferred Stock				Additional
	Common Stock		Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009	41,813,959	$4,000	157,592	$—	5,210,101	$—	$46,848,000	$(53,462,000)	$(6,610,000)
Accrued dividends on preferred stock	—	—	—	—	—	—	—	(240,000)	(240,000)
Issuance of stock for interest payments	2,184	—	—	—	—	—	2,000	—	2,000
Issuance of stock for services	244,318	—	—	—	—	—	172,000	—	172,000
Issuance of stock options for services	—	—	—	—	—	—	272,000	—	272,000
Issuance of stock for conversion of notes payable	3,318,515	1,000	—	—	—	—	1,206,000	—	1,207,000
Warrants issued related to notes payable transactions	—	—	—	—	—	—	557,000	—	557,000
Exercise of warrants	25,000	—	—	—	—	—	—	—	—
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	499,000	(499,000)	—
Net loss	—	—	—	—	—	—	—	(3,852,000)	(3,852,000)

Balance at June 30, 2010	45,403,976	$5,000	157,592	$—	5,210,101	$—	$49,556,000	$(58,053,000)	$(8,492,000)

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
Organization
     Vicor Technologies, Inc. (“Vicor”) is a development-stage company. As discussed in Note 3 Vicor generated operating revenues in the first half of 2010, but management does not believe these were significant enough for Vicor to be an operating enterprise at June 30, 2010.
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
Nature of the business
     Vicor is a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on its patented, proprietary point correlation dimension algorithm (the “PD2i® Algorithm”). The PD2i® Algorithm and software facilitates the ability to accurately risk stratify a specific target population to predict future pathological events, such as fatal cardiac arrhythmias, pump failure death, imminent death from trauma and autonomic nervous system dysfunction. Vicor believes that the PD2i® Algorithm and software represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign. Vicor is currently commercializing two proprietary diagnostic medical products which employ software utilizing the PD2i® Algorithm: the PD2i Analyzer™ (sometimes referred to as the PD2i Cardiac Analyzer™) and the PD2i-VS™ (Vital Sign). It is also anticipated that the PD2i® Algorithm and software applications will allow for the early detection of Alzheimer’s Disease and other disorders and diseases.
     Vicor’s first product, the PD2i Analyzer™, received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. It displays and analyzes electrocardiographic (“ECG”) information and measures heart rate variability (“HRV”), in patients at rest and in response to controlled exercise and paced respiration. The PD2i Analyzer™ applies patented and proprietary technology to analyze a high resolution electrocardiograph signal, and measure R-wave intervals. The clinical significance of HRV and other parameters must be determined by a physician. On January 14, 2010 Vicor announced its first commercial sale of the PD2i Analyzer™ to a physician practice in South Carolina and simultaneously announced that it had entered into an exclusive distribution agreement with VF Medical, LLC, a medical products distribution company. VF Medical, LLC will serve as the exclusive distributor for the PD2i Analyzer™ in South Carolina, North Carolina, and the cities of Savannah and Augusta, Georgia. VF Medical will utilize a 25-person medical products distribution team consisting of agents who have long-term relationships with cardiologists, electrophysiologists, and family practice and internal medicine physicians within the designated territory. Vicor is seeking other distributors and has begun hiring sales personnel in selected geographic areas.
     The PD2i Analyzer™ consists of a private-label digital electrocardiograph device that incorporates automated blood pressure recording and a laptop computer which utilizes proprietary collection software. The PD2i Analyzer™ accesses the internet and sends recorded electrocardiograph files to Vicor’s remote server where the files are analyzed by the Company’s proprietary algorithm and software. The analyzed results are then provided to the physician in an electronic health record together with a report and information which the physician can use to bill both public and private insurers utilizing established Current Procedural Terminology Codes (“CPT Codes”). Vicor bills the physician monthly for the number of tests performed, thus enabling it to realize revenue from the recurring use of the PD2i Analyzer™ in addition to revenue realized from the sale of the device. Vicor anticipates making various submissions to the FDA for marketing clearance for the PD2i Analyzer™ for additional medical claims, such as cardiac mortality, trauma and, possibly, the diagnosis of diseases related to autonomic nervous system dysfunction. Approval from the FDA would allow Vicor to expand and accelerate its marketing efforts.
Risks
     The Company is subject to all the risks inherent in an early stage company in the medical device industry, which is subject to rapid technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, medical device manufacturers, specialized biotechnology firms, universities and other research institutions. These competitors may succeed in

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS, CONTINUED
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
NOTE 2 — LIQUIDITY
     The Company’s financial statements as of and for the three and six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $2,967,000 and $4,591,000 for the six months ended June 30, 2009 and 2010, respectively, and at June 30, 2010 had negative working capital of $216,000, an accumulated deficit of $58,053,000 and a net capital deficiency of $8,492,000. Although sales commenced in January 2010, the Company anticipates operating losses over the next 12 months (and likely longer) as it continues to incur expenditures necessary to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Management recognizes that the Company must generate additional funds to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy. The Company believes that the amount of capital generated by this plan will be sufficient to permit completion of various clinical trials and provide sufficient working capital for the next 18 months, by which time it is expected that the Company will generate positive cash flow through the sales of its products.
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
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, CONTINUED
     The information presented as of June 30, 2010 and for the three and six months ended June 30, 2009 and 2010 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2010 and the condensed consolidated results of its operations for the three and six months ended June 30, 2009 and 2010 and its condensed consolidated cash flows and net capital deficiency for the six months ended June 30, 2009 and 2010. The results of operations for the three and six months ended June 30, 2009 and 2010 are not necessarily indicative of the results for the full year.
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
     Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2010 the Company had accounts with balances in excess of FDIC-insured limits by $449,000.
Accounts receivable
     Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management’s evaluation of the collectibility of outstanding balances and is zero at June 30, 2010.
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
Revenue Recognition
     As discussed in Note 1, operating revenues commenced in January 2010 and are predominately the result of equipment sales and fees related to the analysis of test results for tests performed by physicians.
     Revenues in our statement of operations include sales of equipment and fees related to the analysis of test results for tests performed by physicians. The Company recognizes revenue for these products when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; fees to the customer are fixed or determinable; and collection of the resulting receivable is reasonably assured.
     Revenues from equipment sales are generally recognized when title transfers to the customer, typically upon delivery and acceptance, and includes training that is provided at the time of product delivery. Revenues from sales of equipment to distributors that sell goods to third party end users are recognized upon shipment.
     Revenues from equipment sales to physicians, the related cost of sales, commissions and other costs directly associated with the equipment sales are deferred until customer acceptance.
     Revenues from the analysis of test results are recognized upon provision of the test results to the physicians.
     Revenues are expected to be received from license fees in the future and will be recognized over the terms of the respective licenses in accordance with the contractual terms.
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

	December 31,	June 30,
	2009	2010
Patents	$252,000	$252,000
Purchased software	200,000	200,000

	452,000	452,000
Less accumulated amortization	(223,000)	(243,000)

Net intellectual property	$229,000	$209,000

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, CONTINUED
     Amortization expense for the six months ended June 30, 2009 and 2010 was $19,000 and $20,000, respectively. Legal fees related to the prosecution of new patents and intellectual property are expensed as incurred and amounted to $91,000 and $104,000 for the six months ended June 30, 2009 and 2010, respectively.
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
Financial Instruments
     The carrying amount of financial instruments, including cash and cash equivalents, accounts payable and notes payable approximates fair value as of December 31, 2009 and June 30, 2010.
     Convertible securities with detachable warrants that do not contain features requiring them to be accounted for as embedded derivatives are valued by allocating the proceeds between the warrant and the convertible security based on relative fair values, with any resulting fixed beneficial conversion feature (“BCF”) embedded in the convertible security being recorded at its intrinsic value.
     Convertible securities containing detachable warrants where the conversion price of the security and/or the exercise price of the warrants are affected by the current market price of the Company’s common stock are accounted for as derivative financial instruments when the exercise and conversion prices are not considered to be indexed to the Company’s own stock. These derivatives are recorded as a liability and presented in the consolidated balance sheet under the caption “derivative financial instruments payable in common stock”.
     For such issuances of convertible securities with detachable warrants, the Company initially records both the warrant and the BCF at fair value, using options pricing models common used by the financial services industry (Black-Scholes-Merton options pricing model) using inputs generally observable in the financial services industry. These derivative financial instruments are marked to market each reporting period, with unrealized changes in value reflected in earnings under the caption “gain (loss) on derivative financial instruments”.
     For discounts arising from issuances of instruments embedded in a debt security, the discount is accounted for as a discount to the principal amount of the related note payable. For discounts arising from issuances of instruments embedded in an equity security, the discount is accounted for as a reduction to additional paid-in capital.
     The resulting discounts arising from the initial recording of the warrants are amortized over the term of the host security, and the discounts arising from the BCF are amortized over the period when the conversion right first becomes exercisable. The classification of the amortization is based on the nature of the host instrument. In this respect, amortization of discounts associated with debt issuances are classified as interest expense, whereas amortization of discounts associated with preferred stock issuances are classified as preferred stock dividends.
     At the time a warrant is exercised or a BCF is exercised, the fair value of the derivative financial instrument at time of exercise/conversion is calculated, and a realized gain or loss on conversion is determined and reported as “gain (loss) from derivative financial instruments”.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION, CONTINUED
Long-Lived Assets
     The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the six months ended June 30, 2009 and 2010 there were no deemed impairments of long-lived assets.
Reclassifications
     Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or net capital deficiency.
Recent Accounting Pronouncements
     New accounting pronouncements issued but not yet effective are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.
NOTE 4 — CURRENT DEBT
     At December 31, 2009 and June 30, 2010 current debt consists of:

	December 31,	June 30,
	2009	2010
2004 Notes	$250,000	$250,000
12% Convertible Promissory Notes	110,000	110,000
Bank loans	100,000	300,000

	$460,000	$660,000

2004 Notes
     The 2004 Notes consist of 12% convertible promissory notes payable to a stockholder and are convertible to common stock at $2.25 per share.
12% Convertible Promissory Notes
     The 12% Convertible Promissory Notes bear interest at 12% per annum, payable monthly, and the maturity dates have been extended on a month-by-month basis.
Bank Loans
     The Company has unsecured loans of $200,000 and $100,000 from Branch Banking and Trust Company (“BB&T”) (formerly Colonial Bank, N.A.) under a loan agreement. The $200,000 loan is due January 2011, resulting in its being classified as long term at December 31, 2009 and short-term at June 30, 2010, and bears interest at 3.54%. The $100,000 loan is classified as current, has a due date of October 2010 and bears interest at 4.83%. As a condition to making the loans, the bank received Certificates of Deposit for $100,000 and $200,000 from the Company’s Chief Executive and Financial Officer, as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of the Chief Executive and Financial Officer for the out-of-pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificates of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 1,092 shares of the Company’s common stock to the Chief Executive and Financial Officer.

NOTE 5 — LONG-TERM DEBT
     Long-term debt consists of:

	December 31,	June 30,
	2009	2010
8% Convertible Notes	$773,000	$—
8% Subordinated Convertible Promissory Notes	278,000	1,662,000
Bank loans	200,000	—

Balance	$1,251,000	$1,662,000

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
     The conversion rights embedded in the 8% Notes are accounted for as derivative financial instruments because of the beneficial conversion feature embedded therein. The beneficial conversion feature was valued at date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions: risk-free interest rates ranging from 1.33% to 3.02%, expected life of 2 years, expected volatility of 63% and dividend yield of zero, resulting in fair value at date of issuance of $1,996,000 in 2009.

	December 31,	June 30,
	2009	2010
8% Notes sold	$2,671,000	$2,671,000
8% Notes converted	(1,574,000)	(2,671,000)

	1,097,000	—
Unamortized discount	(324,000)	—

Balance	$773,000	$—

     During 2010 all of the 8% Notes were converted into common stock as provided for by terms of the debt instrument. This resulted in a $310,000 realized gain to the Company, included in the amount reported in the consolidated statement of operations as “gain (loss) on derivative financial instruments”, and measured by the difference between the fair value of the beneficial conversion feature just prior to the conversion and the fair value of the beneficial conversion feature as of the most recent mark-to-market calculation. The beneficial conversion feature was valued at dates of conversion using the Black-Scholes-Merton options pricing model with the following assumptions: risk-free interest rates ranging from 0.84% to 1.08%, expected life of 2 years, expected volatility of 63% and dividend yield of zero. Related unamortized discount of $261,000 was recognized as interest expense as a result of the conversions.
8% Subordinated Convertible Notes
     Beginning in the fourth quarter of 2009 the Company sold 8% Subordinated Convertible Promissory Notes (“8% Subordinated Notes”) and warrants to purchase shares of the Company’s common stock at $1.00 per share (12,500 warrants were issued for each $10,000 of 8% Subordinated Notes). The 8% Subordinated Notes are due on October 7, 2012 and are subordinated to the 8% Notes sold between May 1, 2009 and September 17, 2009. They are mandatorily convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $.80 per share of common stock or 80% of the price per share of common stock sold in a qualified funding event, defined as the sale of debt or equity in a registered offering resulting in a least $3,000,000 of gross proceeds to the Company.

NOTE 5 — LONG-TERM DEBT, CONTINUED
     Because all of the 8% Notes were converted by the holders at May 18, 2010, the holders of the 8% Subordinated Notes may voluntarily convert the 8% Subordinated Notes after that date.
     The conversion rights embedded in the 8% Subordinated Notes are accounted for as derivative financial instruments because of the beneficial conversion feature embedded therein. The beneficial conversion feature was valued at date of issuance using the Black- Scholes-Merton options pricing model with the following assumptions: risk-free interest rates ranging from 1.19% to 1.68%, expected life of 3 years, expected volatility of 63% and dividend yield of zero, resulting in fair value of date of issuance of $2,146,000 in the six months ended June 30, 2010.
     The warrants expire 5 years from date of issuance and were valued using the Black-Scholes-Merton options pricing model with the following assumptions: risk-free interest rates ranging from 1.93% to 2.64%, expected life of 5 years, expected volatility of 63% and dividend yield of zero. The fair value of the warrants was allocated based on the relative fair value of the principal amount of the 8% Subordinated Notes and the beneficial conversion feature resulting in a credit of $468,000 to additional paid-in capital.

	December 31,	June 30,
	2009	2010
8% Subordinated Notes sold	$903,000	$4,570,000
Unamortized discount	(625,000)	(2,908,000)

Balance	$278,000	$1,662,000

The discount is being amortized over the term of the 8% Subordinated Notes.
NOTE 6 — PREFERRED STOCK
     The Company has two classes of preferred stock: Series A Convertible Cumulative and Series B Voting Junior Convertible Cumulative.
     The Series A Convertible Cumulative preferred stock (“Series A” or “Series A preferred stock”) yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series A accrue and compound annually on such amount from the date of issuance until paid in full or at the option of the holder converted into additional Series A stock at $3.12 per share. At December 31, 2009 and June 30, 2010 accrued dividends payable were $303,000 and $335,000, respectively. Each share of Series A is convertible at the option of the holder into shares of common stock at a conversion rate of 1:1. The conversion price of the Series A is subject to adjustment in certain cases to prevent dilution using a weighted-average anti-dilution formula. The Series A preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event, which is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
     The Series A preferred stock is senior to all other outstanding capital stock and is entitled to a liquidation preference equal to the greater of (i) the issue price per share for the Series A plus any accrued and unpaid dividends or (ii) any accrued and unpaid dividends as of the date of the liquidation plus the amount the holder would have received if prior to liquidation the Series A preferred stock had been converted into common stock. At December 31, 2009 and June 30, 2010 the liquidation preference as described for item (i) totals $751,000 and $786,000, respectively.
     The Company has the right of first refusal to acquire the Series A and certain holders have entered into an Investor Rights Agreement providing for customary drag-along and tag-along rights in connection with a bona fide offer from a third party to acquire the Company. Furthermore, pursuant to the Investor Rights Agreement, one of the holders has the right to designate one nonvoting observer to the Board of Directors.
     The Series B Voting Junior Convertible Cumulative preferred stock (“Series B” or “Series B preferred stock”) yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series B accrue and compound annually on such amount from the date of issuance. At December 31, 2009 and June 30, 2010 accrued dividends payable were $530,000 and $738,000, respectively. Each share of Series B preferred stock is convertible at the option of the holder into shares of common stock at a conversion price equal to the lesser of $.080 or 80% of the price per share of any common stock sold in a Qualified Financing, plus the amount of all accrued and unpaid dividends on such shares, whether or not declared. A Qualified Financing is defined as the closing of a sale of debt or equity in a registered offering or pursuant to a private placement resulting in at least $3,000,000 of gross proceeds to the Company. The

NOTE 6 — PREFERRED STOCK, CONTINUED
conversion price of the Series B preferred stock is subject to adjustment in certain cases, including dilutive issuances and the issuance of additional shares of common stock. The Series B preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event, which is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Company may, at its option, require all holders of Series B preferred stock then outstanding to convert their shares of Series B into shares of common stock at any time on or after: (i) the closing of a Qualified Financing or (ii) the consummation of a Liquidation Event.
     The Series B preferred stock is entitled to a liquidation preference after distribution or payment is made to holders of the Series A equal to the greater of (i) the issue price per share for the Series B plus any accrued and unpaid dividends or (ii) any accrued and unpaid dividends as of the date of the liquidation plus the amount the holder would have received if prior to liquidation the Series B preferred stock had been converted into common stock. At December 31, 2009 and June 30, 2010 the liquidation preference as described for item (i) totals $5,386,000 and $5,594,000, respectively.
     The consent of 2/3 of the holders of all Series A preferred stock and Series B preferred stock, voting as separate classes, will be required (i) to amend, alter or repeal any provisions of Series A preferred stock, Series B preferred stock, or the Company’s Certificate of Incorporation or Bylaws that materially adversely affect any of the preferences, rights, powers or privileges of the Series A preferred stock or Series B preferred stock, respectively; (ii) to pay any dividends on or redeem or repurchase any shares of the Company’s common stock or other junior securities; (iii) create, authorize or issue any other class or series of preferred stock on a parity with, or having greater or preferential rights than, the Series A preferred stock or Series B preferred stock with respect to liquidation, dividends, distribution or conversion upon a liquidation event; (iv) merge, consolidate, sell or dispose of the Company’s assets in a transaction that requires stockholder approval; (v) declare bankruptcy, file an assignment for the benefit of creditors, effect any judicial or voluntary winding up or dissolution or liquidation of the Company or any similar transaction; (vi) borrow funds outside the ordinary course of business; (vii) enter into any transaction with related parties or affiliates of the Company; and (viii) effect any judicial or voluntary winding up or dissolution of the Company or liquidation of the business.
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
     The Company has issued stock warrants to certain employees, vendors and independent contractors. The warrants are immediately exercisable for a period of three to ten years and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $0.01 - $3.12. The fair value per warrant based on the Black-Scholes-Merton valuation method ranges from $0.31 to $4.99. The weighted average remaining contractual term for the outstanding warrants is 3.9 years.
     The fair value for these warrants was estimated at the date of grant using the Black-Scholes-Merton options pricing model with the following weighted-average assumptions: risk-free interest rate of 2.96% in 2008 and 1.87% - 3.00% in 2009; dividend yield of 0%; common stock fair market value of $0.84 in 2008 and $0.68 in 2009, respectively; a weighted average expected warrant life of four years; and a volatility factor of 63% for both years.

NOTE 7 — STOCKHOLDERS’ EQUITY, CONTINUED

	Shares Under	Weighted-Average
	Warrants	Exercise Price
Balance at inception	—	$—
Granted in connection with stock sold	148,000	1.00
Exercised	—	—

Outstanding at December 31, 2000	148,000	1.00
Granted to employees and others	900,000	0.67
Exercised	—	—

Exercisable at December 31, 2001	1,048,000	0.72
Granted to employees and others	1,270,252	1.09
Exercised	(750)	—

Exercisable at December 31, 2002	2,317,502	0.92
Granted to employees and others	1,520,332	1.14
Exercised	(750)	—

Exercisable at December 31, 2003	3,837,084	1.01
Granted to employees and others	126,200	0.93
Exercised	—	—

Exercisable at December 31, 2004	3,963,284	1.01
Granted to employees and others	595,180	1.21
Exercised	(101,750)	—

Exercisable at December 31, 2005	4,456,714	1.06
Granted to employees and others	70,000	2.50
Exercised	(398,000)	—

Exercisable at December 31, 2006	4,128,714	1.09
Granted to employees and others	470,500	1.00
Exercised	(3,469,908)	—

Exercisable at December 31, 2007	1,129,306	1.96
Granted to employees and others	9,976,707	0.85
Exercised	—	—

Exercisable at December 31, 2008	11,106,013	0.96
Granted to employees and others	1,941,823	0.90
Exercised	(624,494)	0.09

Exercisable at December 31, 2009	12,423,342	0.98
Granted to employees and others	5,868,252	1.00
Exercised	(25,000)	0.01

Exercisable at June 30, 2010	18,266,594	0.99

     The weighted-average grant date fair value of all warrants granted during 2009 and 2010 was $0.90 and $1.00, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY, CONTINUED
     The warrants expire as follows:

		Average
Year of		exercise
expiration	Quantity	price
2010	62,492	$2.50
2011	580,414	$2.44
2013	9,128,463	$0.95
2014	2,991,973	$0.95
2015	4,140,000	$1.00
2016	10,000	$1.25
2017	375,000	$1.00
NOTE 8 — STOCK OPTION PLANS
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
     The fair value for these options was estimated at the date of grant using the Black-Scholes-Merton options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.24%, dividend yield of 0%, fair market value of $1.37 in 2007, a weighted-average expected option life of 10 years; and a minimal volatility factor since the Company’s stock was not then actively traded on an established public market.

NOTE 8 — STOCK OPTION PLANS, CONTINUED
     Information regarding the 2002 Plan is as follows:

		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Options	Exercise
	of Shares	Price	Exercisable	Price
Options outstanding at inception	—
Granted	50,000	$3.00

Outstanding at December 31, 2002	50,000	$3.00	10,000	$3.00
Granted	—

Outstanding at December 31, 2003	50,000	$3.00	30,000	$3.00
Granted	1,000	$3.25

Outstanding at December 31, 2004	51,000	$3.01	51,000	$3.01
Granted	269,000	$2.50
Cancelled	(25,000)	$2.50

Outstanding at December 31, 2005	295,000		295,000	$2.59
Granted	80,000	$2.50
Cancelled	(35,000)

Outstanding at December 31, 2006	340,000		340,000	$2.58
Granted	122,500			$0.78

Exercised in cashless exercise March 30, 2007	(340,000)	$2.58	—

Outstanding at June 30, 2010	122,500		122,500	$0.78

Reserved for future option grants at June 30, 2010	477,500

     In 2008 the Company’s stockholders approved the Vicor Technologies, Inc. 2008 Stock Incentive Plan (the“2008 Plan”). This plan provides for the granting of options to purchase up to 5,000,000 shares of the Company’s common stock. Directors, officers and other employees of the Company and its subsidiaries, and other persons who provide services to the Company are eligible to participate in the 2008 Plan, and both incentive stock options and nonqualified stock options may be issued under the provisions of the 2008 Plan. The 2008 Plan is administered by the Board of Directors and its Compensation Committee.

NOTE 8 — STOCK OPTION PLANS, CONTINUED
     Information regarding the 2008 Plan is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price
Options outstanding at inception	—
Granted	417,500	$0.72	417,500	$0.72

Outstanding at December 31, 2008	417,500			$0.72
Granted	2,150,000	$0.78	2,150,000	$0.78

Outstanding at December 31, 2009	2,567,500			$0.77
Granted	625,000	$0.70	412,500	$0.70

Outstanding at June 30, 2010	3,192,500			$0.75

Reserved for future option grants at June 30, 2010	1,807,500

     There was a total of 3,315,000 options outstanding for both plans at June 30, 2010.
     The fair value for these options was estimated at the date of grant using the Black-Scholes-Merton options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.97%, dividend yield of 0%, weighted-average expected option life of 10 years; and a volatility factor of 56% in 2008; expected option lives of 7 – 10 years, risk-free interest rate ranging from 2.51% — 3.91%, dividend yield of 0%, and volatility factors ranging from 63% to 172% in 2009. The 2008 Plan has a weighted average grant date fair value of $0.75 and weighted average remaining contractual term for the vested options of 6.7 years.
     Compensation expense related to the granting of options under the 2008 Plan was approximately $1,248,000 and $272,000 for the six months ended June 30, 2009 and 2010.
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
     The availability of observable inputs can vary from instrument to instrument and in certain cases the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
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
Derivative Financial Instruments
     The Company’s derivative financial instruments consist of conversion options embedded in 8% Convertible Notes, 8% Subordinated Convertible Promissory Notes, Series B Preferred Stock and warrants to purchase common stock issued with preferred stock. These instruments are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. These models require significant judgment on the part of management, including the inputs utilized in its pricing models. The Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes-Merton options pricing model and the following assumptions:

	December 31, 2009	June 30, 2010
Beneficial Conversion:
Risk-free interest rate	1.4% - 3.0%	1.00% - 1.79%
Expected volatility	63%	63%
Expected life (in years)	1.50 - 4.50	2.25 - 4.25
Expected dividend yield	0%	0%

Warrants:
Risk-free interest rate	1.4% - 3.0%	1.79%
Expected volatility	63%	63%
Expected life (in years)	5	5
Expected dividend yield	0%	0%

Fair value:
Conversion feature	$2,550,000	$4,625,000
Warrants	$1,864,000	$1,986,000
     The Company’s methodology to estimate volatility of its common stock is based on an average of published volatilities contained in the most recent audited financial statements of other publicly-reporting companies in industries similar to that of the Company.
Level 3 Assets and Liabilities
Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of June 30, 2010 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 60% of the Company’s total liabilities.

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
Fair values of liabilities measured on a recurring basis at as follows:

		Quoted prices in
		active markets for	Significant other	Significant
		identical liabilities	observable	unobservable
	Fair Value	(Level 1)	inputs (Level 2)	inputs (Level 3)
Liabilities:
Derivative financial instruments — December 31, 2009	$4,414,000	$—	$—	$4,414,000

Derivative financial instruments — June 30, 2010	$6,611,000	$—	$—	$6,611,000

     Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2010:

		Beneficial	Beneficial
		Conversion -	Conversion -
		Preferred	Convertible
	Warrants	Stock	Notes	Total
Balance, January 1, 2009	$1,905,000	$1,664,000	$—	$3,569,000
Included in earnings (1):
Realized gain (loss)	—	—	(36,000)	(36,000)
Unrealized gain (loss) (2)	211,000	189,000	18,000	418,000
Purchases, sales and other	207,000	229,000	779,000	1,215,000
Settlements and issuances — net	—	—	—	—
Net transfers in and/or out of Level 3	—	—	—	—

Balance, June 30, 2009	$2,323,000	$2,082,000	$761,000	$5,166,000

Balance, January 1, 2010	$1,871,000	$1,698,000	$845,000	$4,414,000
Included in earnings (1):
Realized gain (loss)	—	—	(311,000)	(311,000)
Unrealized gain (loss) (2)	115,000	66,000	(207,000)	(26,000)
Purchases, sales and other	—	—	2,534,000	2,534,000
Settlements and issuances — net	—	—	—	—
Net transfers in and/or out of Level 3	—	—	—	—

Balance, June 30, 2010	$1,986,000	$1,764,000	$2,861,000	$6,611,000

(1)	Gain included in earnings is reported as gain on derivative financial instruments.

(2)	Unrealized gain (loss) related to Level 3 instruments held at June 30, 2009 or June 30, 2010, respectively.
NOTE 10 — RELATED PARTY TRANSACTIONS
     In 2003 the Company purchased the software related to the PD2i Cardiac Analyzer™ from one of its founding scientists, who is now an employee and a director. Terms of the Purchase and Royalty Agreement provide that $100,000 of the purchase price be deferred until the Company begins receiving revenue from the PD2i Cardiac Analyzer™ Accordingly, this amount is, net of $10,000 of payments, included in the accompanying Consolidated Balance Sheet as Due to Related Parties. The Agreement further provides for an ongoing royalty to be paid to the scientist amounting to 10% of amounts received by the Company from any activities relating to the PD2i Cardiac Analyzer™ for the life of the patents. Royalty payments will commence after the Company has recovered its development costs in full.

NOTE 10 — RELATED PARTY TRANSACTIONS, CONTINUED
     Additionally, on January 1, 2007 the Company entered into a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer whereby three of the Company’s employees became employees of ALDA under a Professional Employer Organization (“PEO”) arrangement. This was subsequently increased to ten employees. The Service Agreement, which is a cost reimbursement only contract, provides for reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. Costs associated with the contract amounted to $439,000 and $741,000 for the six months ended June 30, 2009 and 2010, respectively.
     As discussed in Note 4 the Company has certain bank loans. As a condition to making the loans, the bank received two certificates of deposit valued at $300,000 from the Company’s Chief Executive and Financial Officer as standby collateral.
NOTE 11 — COMMITMENTS AND CONTINGENCIES
     The Company may from time to time be subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of pending legal proceedings will not have a material effect on the Company’s consolidated financial statements.
NOTE 12 — SUBSEQUENT EVENTS
     The Company filed a Form S-1, Registration Statement under the Securities Act of 1933, on May 28, 2010 to register common stock and warrants to purchase common stock for a proposed maximum aggregate offering price of $10,000,000. At August 13, 2010 the registration had not become effective.
     On July 29, 2010 the Company’s Board of Directors approved a resolution authorizing an increase in the number of authorized shares of Series B preferred stock from 5,500,000 shares to 8,000,000 shares. On August 6, 2010 the Company filed an amendment to its Certificate of Designation for the Series B preferred stock with the Delaware Secretary of State of such increase.
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
Plan of Operations
     As a development-stage enterprise, the Company had no significant operating revenues through December 31, 2009. Operating revenues commenced in January 2010 with direct sales to physicians and the signing of a distribution agreement in North Carolina and South Carolina. Revenues will be predominately the result of equipment sales, fees related to the analysis of test results for tests performed by physicians and licensing fees.
     At June 30, 2010 our cash balance was $1,257,000. During the first six months of 2010 we received $3,667,000 from the sale of 8% Subordinated Convertible Notes (“8% Subordinated Notes”).
     Our Series B preferred stock yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series B preferred stock accrue from their issuance date. Each share of Series B preferred stock is convertible at the option of the holder into shares of our common stock at an initial conversion price equal to $0.80 per share prior to a Qualified Financing plus the amount of all accrued and unpaid dividends on such shares, whether or not declared. A Qualified Financing is defined as the closing of a sale of debt or equity in a registered offering or pursuant to a private placement resulting in at least $3 million of gross proceeds to the Company. The conversion price of the Series B preferred stock is subject to adjustment in certain cases, including dilutive issuances and the issuance of additional shares of common stock. The Series B preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event. A Liquidation Event is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Company may, at its option, require all holders of Series B preferred stock then outstanding to convert their shares of Series B preferred stock into shares of common stock at any time on or after the closing of a Qualified Financing. Once the shares of Series B preferred stock are converted into shares of common stock upon a Qualified Financing, there will be no further accruals by the Company for annual dividends.
     The 8% Notes accrue interest at the rate of 8% per annum. The 8% Notes are due two years from the date of issue and are convertible into common stock at the option of the holder at any time prior to maturity. The conversion price is equal to the lesser of (i) 75% multiplied by the Market Price, which is defined as the average of the lowest three trading prices for the common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company, and (ii) $1.07 per share. As of May 31, 2010 all of the 8% Notes had been converted into 6,585,302 shares of our common stock.
     The 8% Subordinated Notes accrue interest at the rate of 8% per annum. The 8% Subordinated Notes are due on October 7, 2012 and are subordinated to the 8% Notes. The 8% Subordinated Notes are subject to mandatory conversion into shares of our common stock at a conversion price equal to the lesser of $.80 per share or 80% of the price per share of common stock sold in a Qualified Funding Event. A Qualified Funding Event is defined as the sale of debt or equity in a registered offering or private placement, which sale results in at least $3 million of gross proceeds to the Company. Until the 8% Notes have been converted by the holders or have been repaid, the holders of the 8% Subordinated Notes have no voluntary conversion rights. Since all the 8% Notes have been converted into shares of our common stock as of May 31, 2010, the holders may voluntarily convert the 8% Subordinated Notes into shares of our common stock at $0.80 per share. Once the 8% Subordinated Notes are converted into shares of common stock upon a Qualified Funding Event, this will eliminate the indebtedness represented by the 8% Subordinated Notes and result in there being no further accruals by the Company for annual interest.
     Our plan of operations consists of:
1.	Increasing sales of the PD2i Analyzer™ to physicians and health care facilities in the United States through the use of independent distributors and direct sales personnel.

2.	Raising additional capital with which to expand the sales and administrative infrastructure and fund ongoing operations until our operations generate positive cash flow.

3.	Completing various clinical trials and 510(k) submissions to secure additional marketing claims for the PD2i Analyzer™ to enhance and accelerate marketing efforts.

4.	Initiating international sales of the PD2i Analyzer™ and PD2i-VS™ (Vital Sign), including securing CE Mark Clearance, if required.
     However, we cannot assure that we will be successful in raising additional capital to implement our business plan. Further, we cannot assure, assuming that we raise additional funds, that we will achieve profitability or positive cash flow. If we are not able to timely and successfully raise additional capital and/or achieve profitability and positive cash flow, our operating business, financial condition, cash flows and results of operations may be materially and adversely affected.
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
Revenue Recognition
     Operating revenues commenced in January 2010 and are predominately the result of equipment sales and fees related to the analysis of test results for tests performed by physicians. Revenues are recognized at the time of product shipment or upon the performance of tests. The Company also plans on generating revenues from licensing fees which will be recognized in accordance with the contract terms.
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

	Three months ended June 30,
	2009		2010
			(UNAUDITED)
Revenues	$—	0.0%	$8,000	-0.4%
Operating expenses:
Cost of sales	—	0.0%	2,000	0.1%
Research and development	271,000	22.4%	193,000	8.6%
General and administrative expenses	599,000	49.6%	1,400,000	62.5%
Interest expense	338,000	28.0%	646,000	28.8%

Total operating expenses	1,208,000	100.0%	2,241,000	100.0%
Unrealized gain/(loss) on derivative financial instrument	(88,000)	7.3%	454,000	-20.3%

Net loss	(1,296,000)	107.3%	(1,779,000)	79.4%
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(103,000)	8.5%	(114,000)	5.1%
Amortization of derivative discount on Series B preferred stock	(93,000)	7.7%	(250,000)	11.2%

Total dividends for the benefit of preferred stock	(196,000)	16.2%	(364,000)	16.3%

Net loss applicable to common stock	$(1,492,000)	123.5%	$(2,143,000)	95.7%

Net loss per common share — basic and dilluted	$(0.04)		$(0.05)

Weighted average number of shares of common shares o	36,389,671		44,603,885

	Six months ended June 30,
	2009		2010
			(UNAUDITED)
Revenues	$—	0.0%	$108,000	-2.5%
Operating expenses:
Cost of sales	—	0.0%	87,000	2.0%
Research and development	470,000	22.8%	350,000	8.2%
General and administrative expenses	1,189,000	57.7%	2,857,000	66.5%
Interest expense	401,000	19.5%	1,003,000	23.3%

Total operating expenses	2,060,000	100.0%	4,297,000	100.0%
Unrealized gain/(loss) on derivative financial instrument	(382,000)	18.5%	337,000	-7.8%

Net loss	(2,442,000)	118.5%	(3,852,000)	89.6%

Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(204,000)	9.9%	(240,000)	5.6%
Amortization of derivative discount on Series B preferred stock	(321,000)	15.6%	(499,000)	11.6%

Total dividends for the benefit of preferred stock	(525,000)	25.5%	(739,000)	17.2%

Net loss applicable to common stock	$(2,967,000)	144.0%	$(4,591,000)	106.9%

Net loss per common share — basic and dilluted	$(0.08)		$(0.11)

Weighted average number of shares of common shares o	35,649,907		43,524,192

Three months ended June 30, 2010 compared to the three months ended June 30, 2009
Revenues
     Revenues were $8,000 in the three months ended June 30, 2010 which brought the six month total to $108,000. Revenue generation commenced in 2010. The Company’s policy is to recognize revenue for sales to distributors at time of shipment and for sales to physicians upon acceptance of the equipment by the customer. Revenue related to the analysis of test results is recognized as the procedures are performed and test results are provided by the Company.
     Since revenue commenced in the first quarter of 2010, through August 13, 2010 a total of 37 PD2i Analyzers™ have been sold or placed into service, including 25 with distributors and sales representatives.
     We anticipate that as the Company increases the number of its sales representatives and distributors revenue will follow accordingly.
Cost of Sales
     Cost of sales were $2,000 in the three months ended June 30, 2010 compared to no cost of sales for the three months ended June 30, 2009.
Research and Development
     Research and development costs were $193,000, or 8.6% of total expenses, for the three months ended June 30, 2010 compared to $271,000, or 22.4% of total expenses for the three months ended June 30, 2009. The decrease was primarily related to MUSIC Trial costs of $105,000 in 2009 offset by certain research costs incurred at the University of Mississippi Medical Center in 2010. We expect an additional $52,500 of MUSIC Trial costs to be incurred in the third quarter of 2010 as the researchers complete their report and manuscripts for the Trial. Other clinical trial costs are expected to be minimal due to relationships with various university medical centers and the decision by independent researchers to conduct their own investigations into established and new uses for the PD2i® algorithm and software.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $1,400,000, or 62.5% of total expenses, for the three months ended June 30, 2010 compared to $599,000, or 49.6% of total expenses for the three months ended June 30, 2009 The most significant components of the increase in expenses of $801,000 are: a) $203,000 for increased infrastructure and personnel to support the sales and information technology functions; b) $22,000 related to our increased investor relations activities; c) $438,000 of consulting fees related to financing, marketing and operations; d) $71,000 of legal fees related to patent prosecution and financing and e) $81,000 related to equity-based compensation.
Interest Expense
     Interest expense was $646,000, or 28.8% of total expenses, for the three months ended June 30, 2010 compared with $338,000, or 28.0% of total expenses, for the three months ended June 30, 2009. The $308,000 increase results from increased debt levels related to the issuance of 8% Convertible Notes and 8% Subordinated Convertible Notes, recognition of interest expense from conversion of debt securities containing embedded derivative features into our common stock, and amortization of the derivative discounts arising from sales of debt securities.
Six months ended June 30, 2010 compared to the six months ended June 30, 2009
Revenues
     Revenues were $8,000 in the three months ended June 30, 2010 which brought the six month total to $108,000. Revenue generation commenced in 2010. The Company’s policy is to recognize revenue for sales to distributors at time of shipment and for sales to physicians upon acceptance of the equipment by the customer. Revenue related to the analysis of test results is recognized as the procedures are performed and test results are provided by the Company.

     Since revenue commenced in the first quarter of 2010, through August 13, 2010 a total of 37 PD2i Analyzers™ have been sold or placed into service, including 25 with distributors and sales representatives.
Cost of Sales
     Cost of sales were $87,000, or 2.0% of total expenses, in the six months ended June 30, 2010 compared with no cost of sales for the six months ended June 30, 2009.
Research and Development
     Research and development costs were $350,000, or 8.2% of total expenses, for the six months ended June 30, 2010 compared to $470,000, or 22.8% of total expenses for the six months ended June 30, 2009. The decrease was primarily attributable to MUSIC Trial costs incurred in 2009 but not in 2010. It is anticipated that research and development expenses will continue in the balance of 2010 at approximately the same level as 2009 as multiple trials are scheduled to commence at the University of Mississippi Medical Center in the second half of 2010.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $2,857,000, or 66.5% of total expenses, for the six months ended June 30, 2010 compared with $1,189,000, or 57.7% of total expenses for the six months ended June 30, 2009. The increase of $1,668,000 was principally attributable to: a) $382,000 for increased infrastructure and personnel to support the sales and information technology functions, b) $141,000 from amortization of offering expenses related to the 2009 sale of 8% Notes, c) $99,000 related to our increased investor relations activities, d) $672,000 of consulting fees related to financing, marketing and operations, and e) $285,000 related to equity-based compensation. It is anticipated that our selling, general and administrative expenses will continue to increase in 2010 in response to increased sales and related infrastructure requirements.
Interest Expense
     Interest expense was $1,003,000, or 23.3% of total expenses, for the six months ended June 30, 2010 compared with $401,000, or 19.5% of total expenses, for the six months ended June 30, 2009. The $602,000 increase results from increased debt levels related to the issuance of 8% Convertible Notes and 8% Subordinated Convertible Notes, recognition of interest expense from conversion of debt securities containing embedded derivative features into our common stock, and amortization of the derivative discounts arising from sales of debt securities.
Liquidity and Capital Resources
     We generated revenues of $108,000 in the first half of 2010. However, our revenues are not sufficient to execute our business plan and continue development of our products. Accordingly, we continue to look to outside sources to raise capital.
     At June 30, 2010 we had a working capital deficiency of $216,000 and $1,257,000 in cash. Based on our cash balance as of August 13, 2010, management believes that we have sufficient funds to continue current operations through at least October 31, 2010.
     Management recognizes that the Company must raise additional capital to successfully continue operations. Management plans include the sale of additional equity and debt securities. We have raised approximately $26,500,000 since our inception in 2000 in a series of private placements of our common stock, convertible preferred stock and convertible notes to accredited investors, a number of whom are physicians.
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

Going Concern
     The Company’s financial statements as of and for the six months ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $2,967,000 and $4,591,000 for the six months ended June 30, 2009 and 2010, respectively, and at June 30, 2010 had negative working capital of $216,000, an accumulated deficit of $58,053,000 and a net capital deficiency of $8,492,000. Although sales commenced in January 2010, the Company anticipates operating losses over the next 12 months (and likely longer) as it continues to incur expenditures necessary to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Management recognizes that the Company must generate additional funds to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy. The Company believes that the amount of capital generated by this plan will be sufficient to permit completion of various clinical trials and provide sufficient working capital for the next 18 months, by which time it is expected that the Company will generate positive cash flow through the sales of its products.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.
Item 4T. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Chief Executive and Financial Officer, and Thomas J. Bohannon, our Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive and Financial Officer and our Chief Accounting Officer concluded that at June 30, 2010 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls

     There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There are no known claims or litigation pending, the outcome of which would individually or in the aggregate have a material effect on our consolidated results of operations, financial position, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three months ended June 30, 2010, Vicor:
•	Issued 51,412 shares of common stock to employees and consultants for services rendered.

•	Issued 200,000 options to a director at an exercise price of $0.80 per share pursuant to the 2008 Stock Option Plan.

•	Issued 2,418,591 shares of common stock through the conversion of $802,439 principal amount of 8% Notes.

•	Sold 2,697,000 units consisting of $2,697,000 principal amount of 8% Subordinated Notes with 3,527,500 warrants to purchase common stock. The warrants are immediately exercisable at $1.00 per share and have a five-year term.
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

Dated: August 16, 2010	Vicor Technologies, Inc.
	By:	/s/ David H. Fater
David H. Fater
Chief Executive Officer, President and Chief Financial Officer

	By:	/s/ Thomas J. Bohannon
		Name:	Thomas J. Bohannon
		Title:	Chief Accounting Officer