Form 10-K/A
period 2009-12-31
Vicor Technologies, Inc.
filed 2010-09-17
CIK 1335104

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
DOCUMENTS INCORPORATED BY REFERENCE:
None
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

EXPLANATORY NOTE
We originally filed our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original 10-K”) with the Securities and Exchange Commission (“SEC”) on March 31, 2010 (the “Original Filing Date”). The purpose of this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) is to revise certain information contained in the discussion and analysis of our financial condition and results of operations (“MD&A”) and to revise our consolidated financial statements for the fiscal year ended December 31, 2009 (“fiscal 2009”) to reclassify certain amounts in the consolidated statements of operations and cash flows and to expand certain footnote disclosures, which are included in our Original 10-K. Management and the Audit Committee of our Board of Directors concluded that the discussion of MD&A, the Company’s financial statements for fiscal 2009 and certain related matters (the “Revisions”) should be revised due certain review comments made by the Staff of the SEC.
This Form 10-K/A only amends and restates Items 7, 8, and 9A of Part II and Item 15 of Part IV of our Original 10-K, in each case, solely as a result of, and to reflect, the Revisions, and no other information in our Original 10-K is amended hereby. Except for the amended or restated information contained herein, this Form 10-K/A continues to speak as of the Original Filing Date (unless explicitly identified as of another date). Other events or circumstances occurring after the Original Filing Date or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the SEC, subsequent to the Original Filing Date of our Original 10-K.
In addition to this Amendment No. 1 to our Form 10-K, we are simultaneously filing amendments to our Form 10-Q for the quarterly period ended March 31, 2010 and to our Form 10-Q for the quarterly period ended June 30, 2010.

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and related notes contained in Item 7 of this Annual Report Form 10-K/A. This Form 10-K/A, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Form 10-K/A that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in the Original 10-K, including under “Risk Factors.”
Overview
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
     At December 31, 2009 our cash balance was $544,000. During 2009 we received $128,000 from the sale of our common stock, $351,000 from the sale of our Series B Convertible Preferred Stock (“Series B preferred stock”), $2,671,000 from the sale of 8% Convertible Promissory Notes (“8% Notes”) and $903,000 from the sale of 8% Subordinated Convertible Notes (“8% Subordinated Notes”). In the first three months of 2010, we received $970,000 from the sale of the 8% Subordinated Notes.
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
     The 8% Notes accrue interest at the rate of 8% per annum. The 8% Notes are due two years from the date of issue and are convertible into common stock at the option of the holder at any time prior to maturity. The conversion price is equal to the lesser of (i) 75% multiplied by the Market Price, which is defined as the average of the lowest three trading prices for the common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the noteholder to the Company, and

(ii) $1.07 per share. As of December 31, 2009, approximately $1.57 million of the 8% Notes had been converted into 2,513,950 shares of our common stock and as of May 31, 2010 all of the 8% Notes had been converted into 6,585,302 shares of our common stock.
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
     Our plan of operations consists of:
1.	Increasing sales of the PD2i Analyzer™ to physicians and health care facilities in the United States through the use of independent sales agents and direct sales personnel.

2.	Raising additional capital with which to expand the sales and administrative infrastructure and fund ongoing operations until our operations generate positive cash flow.

3.	Completing various clinical trials and 510(k) submission(s) to secure additional marketing claims for the PD2i Analyzer™ to enhance and accelerate marketing efforts.

4.	Initiating international sales of the PD2i Analyzer(™) and PD2i-VS(™) (Vital Sign), including securing CE Mark Clearance, if required.
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
Revenue Recognition
     Operating revenues commenced in January 2010 and are predominately the result of equipment sales and fees related to the analysis of test results for tests performed. Revenues are recognized at the time of product shipment or upon the performance of tests. The Company also plans on generating revenues from licensing fees which will be recognized in accordance with the contract terms.

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
Results of Operations
     The following table sets forth expenses and percentages of total expenses represented by certain items reflected in the Company’s consolidated statements of operations for each of the years ended December 31, 2008 and 2009 and Inception to December 31, 2009

	Years Ended December 31,
					Period from
					August 4,
					2000
					(Inception)
					to December
	2008		2009		31, 2009
Revenues	$—	0.0%	$—	0.0%	$844,000	-1.7%

Operating expenses:
Research and development	993,000	14.8%	964,000	13.2%	15,027,000	28.0%
Selling, general and administrative expenses	2,433,000	36.2%	3,664,000	50.0%	28,771,000	53.8%
Depreciation and amortization	41,000	0.6%	41,000	0.6%	323,000	0.6%
Interest expense	2,161,000	32.1%	2,485,000	33.9%	8,128,000	15.2%
Loss on extinguishment of debt	1,099,000	16.3%	167,000	2.3%	1,266,000	2.4%

Total operating expenses	6,727,000	100.0%	7,321,000	100.0%	53,515,000	100.0%

Gain on derivative financial instruments	—	0.0%	2,157,000	29.5%	2,157,000	4.0%

Net loss	(6,727,000)	-100.0%	(5,164,000)	-70.5%	(50,514,000)	-94.3%

Cumulative effect of change in accounting principle	—	0.0%	—	0.0%	480,000	0.9%
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(246,000)	-3.7%	(479,000)	-6.5%	(913,000)	-1.7%
Amortization of derivative discount on Series B preferred stock	—	0.0%	(979,000)	-13.4%	(979,000)	-1.8%
Value of warrants issued in connection with sales of Series B preferred stock	(1,536,000)	-22.8%	—	0.0%	(1,536,000)	-2.9%

Total dividends for the benefit of preferred stockholders	(1,782,000)	-26.5%	(1,458,000)	-19.9%	(3,428,000)	-6.4%

Net loss applicable to common stock	$(8,509,000)	-126.5%	$(6,622,000)	-90.4%	$(53,462,000)	-99.8%

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
Selling, General and Administrative
     For the year ended December 31, 2009, selling, general and administrative costs were $3,664,000, or 50.0% of total expenses, compared to $2,433,000, or 36.2% of total expenses, for the year ended December 31, 2008. The $1,231,000 increase was primarily due to increases of $474,000 in legal and accounting fees resulting from advisory services to develop derivatives accounting procedures and legal fees related to various note offerings and $594,000 in consulting and computer programming fees incurred in readying our product for commercial launch, and in building the information technology infrastructure required to support the anticipated demands of our products and operations.
Interest Expense
     For the year ended December 31, 2009, interest costs were $2,485,000, or 33.9% of total expenses, compared to $2,161,000, or 32.1% of total expenses, for the year ended December 31, 2008. Interest expense in 2009 includes $1,665,000 of noncash charges from periodic amortization of debt discount and of unamortized debt discount written off upon conversion of convertible notes.
Loss on Extinguishment of Debt
     For the year ended December 31, 2009, loss on extinguishment of debt amounted to $167,000, or 2.3% of total expenses, compared to $1,099,000, or 16.3% of total expenses for the year ended December 31, 2008. During 2008 the Company offered incentives to debt holders to tender the debt for shares of the Company’s common stock and Series B preferred stock. There were fewer levels of similar activity in 2009.
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
Going Concern
     We have prepared our financial statements for the years ended December 31, 2008 and 2009 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $5,164,000 for the year ended December 31, 2009 and had an accumulated deficit of $53,462,000 at December 31, 2009. We expect to incur substantial expenditures to further the commercial development of our products. However, our working capital at December 31, 2009, ($542,000), will not be sufficient to meet such objectives. Management recognizes that the Company must generate additional cash to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and resources to support the further development of the Company’s products as well as other business transactions, to assure continuation of Vicor’s development and operations.
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
Item 8. Financial Statements and Supplementary Data.
     Our Financial Statements are contained on pages F-2 to F-27 of this Annual Report and are incorporated herein by reference.
Item 9A(1). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this Annual Report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated October 24, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

2.2	Asset Purchase Agreement, by and between Nonlinear Medicine, Inc. and Enhanced Cardiology, Inc., dated May 29, 2003 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-1475).

2.3	First Amendment to the Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated July 24, 2003 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

2.4	Second Amendment to the Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated September 18, 2003 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

2.5	First Amendment to the Asset Purchase Agreement, by and between Nonlinear Medicine, Inc. and Enhanced Cardiology, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

2.6	Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of July 28, 2006 (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).

2.7	First Amendment to the Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of December 6, 2006 (incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).

3.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

3.1.2	Certificate of Designations, Preferences and Rights of Series A 8.0% Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

3.1.3	Certificate of Designations, Preferences and Rights of Series B 8.0% Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 filed with the SEC on May 15, 2008 File No. 000-51475).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

4.1	See Exhibits 3.1.1, 3.1.2 , 3.1.3 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining rights of holders of the Company’s outstanding securities.

10.1	Vicor Technologies, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.2	Form of Participant Agreement for the 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.3	Executive Court Lease Agreement Boca Office, by and between RJL Company Limited Partnership and Vicor Technologies, Inc., dated July 6, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

10.4	Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated June 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.5	Amendment No. 1 to the Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated October 24, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.6	Employment Agreement, by and between Vicor Technologies, Inc. and Jerry M. Anchin, dated January 1, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2010, File No. 000-51475).+

10.7	Employment Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2010, File No. 000-51475).+

10.8	Employment Agreement dated January 1, 2010 between the Company and Daniel Weiss (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for fiscal 2009 filed with the SEC on March 31, 2010 (File No. 000-51475).*+

10.9	Victor Technologies, Inc. 2008 Stock Incentive Plan (incorporated by reference to Appendix A in the Company’s definitive proxy statement filed with the SEC on May 15, 2008 (File No. 000-51475).+

10.10	Form of Registration Rights Agreement, between the Company and certain stockholders, dated March 30, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 14, 2007, File No. 333-142948).

10.11	Form of Registration Rights Agreement, between the Company, certain stockholders and WestPark Capital, Inc., dated March 30, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 14, 2007, File No. 333-142948).

10.12	Consulting Agreement dated September 2003 between Vicor Technologies, Inc. and Michael Greer (incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K for fiscal 2007 filed with the SEC on April 3, 2008, File No. 000-51475).

10.13	Service Agreement dated January 1, 2007 by and between ALDA & Associates International, Inc. and Vicor Technologies, Inc. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 30, 2007 filed with the SEC on May 15, 2007, File No. 000-51475).

10.14	Form of 8% Convertible Subordinated Note issued to investors (incorporated by reference to Exhibit 10.1 in the Company’s Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 19, 2009, File No. 000-51475).

10.15	Consulting Agreement dated January 1, 2010 between Vicor Technologies Inc. and TJ Bohannon, Inc. (incorporated by reference to Exhibit 10.15 in the Company’s Form 10-K for fiscal 2009 filed with the SEC on March 31, 2010, File No. 000-51475).

10.16	Form of 8% Subordinated Convertible Promissory Note issued to investors (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2010).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 in the Company’s Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 31, 2008, as amended on April 3, 2008, File No. 000-51475).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).

23.1	Consent of Daszkal Bolton, Independent Certified Public Accountants.*

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2009.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

+	Management Compensation Plan or Arrangement.

*	Filed herewith.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: September 17, 2010

Vicor Technologies, Inc.
By:	/s/ David H. Fater
	Name:	David H. Fater
	Title:	Chief Executive Officer and Chief Financial Officer

By:	/s/ Thomas J. Bohannon
	Name:	Thomas J. Bohannon
	Title:	Chief Accounting Officer

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David H. Fater	Chief Executive Officer,	September 17, 2010

David H. Fater	Chief Financial Officer and Director

/s/ James E. Skinner, Ph.D.	Vice President and Director of Research and	September 17, 2010

James E. Skinner, Ph.D.	Development and Director

/s/ Jerry M. Anchin	Vice President and Associate Director of Scientific	September 17, 2010

Jerry M. Anchin, Ph.D.	Research; Director

/s/ Joseph A. Franchetti	Director	September 17, 2010

Joseph A. Franchetti

/s/ Frederick M. Hudson	Director	September 17, 2010

Frederick M. Hudson

/s/ Edward Wiesmeier	Director	September 17, 2010

Edward Wiesmeier, M.D.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Financial Statements
For The Years Ended
December 31, 2008 and 2009

(LOGO)
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
/s/ Daszkal Bolton LLP
Boca Raton, Florida
March 31, 2010

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2008 and 2009

	2008	2009
ASSETS
Current assets:
Cash	$182,000	$544,000
Prepaid expenses	14,000	74,000

Total current assets	196,000	618,000

Furniture and fixtures, net of accumulated depreciation of $62,000 and $38,000 at December 31, 2008 and 2009, respectively	2,000	21,000

Other assets:
Deposits	12,000	12,000
Deferred charges	—	168,000
Intellectual property, net of accumulated amortization of $186,000 and and $223,000 at December 31, 2008 and 2009, respectively	266,000	229,000

	$476,000	$1,048,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,000,000	$600,000
Current debt	900,000	460,000
Due to related parties	100,000	100,000

Total current liabilities	2,000,000	1,160,000

Long-term liabilities:
Long-term debt	—	1,251,000
Accrued dividends	434,000	833,000
Derivative financial instruments payable in shares of common stock	—	4,414,000

Total long-term liabilities	434,000	6,498,000

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2008 and 2009, respectively; preference in liquidation of $691,000 and $751,000 at December 31, 2008 and 2009, respectively	—	—
Series B Voting Junior Convertible Cumulative, 4,781,295 and 5,210,101 shares issued and outstanding at December 31, 2008 and 2009, respectively; preference in liquidation of $4,733,000 and $5,413,000 at December 31, 2008 and 2009, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 32,971,619 and 41,813,959 shares issued and outstanding at December 31, 2008 and 2009, respectively	3,000	4,000
Additional paid-in capital	44,782,000	46,848,000
Stock subscriptions in process	577,000	—
Deficit accumulated during the development stage	(47,320,000)	(53,462,000)

Net capital deficiency	(1,958,000)	(6,610,000)

	$476,000	$1,048,000

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2008 and 2009, and
For the Period from August 4, 2000 (Inception) Through December 31, 2009

	Years Ended December 31,
			Period from
			August 4, 2000
			(Inception) to
			December 31,
	2008	2009	2009
Revenues	$—	$—	$844,000

Operating expenses:
Research and development	993,000	964,000	15,027,000
Selling, general and administrative expenses	2,433,000	3,664,000	28,771,000
Depreciation and amortization	41,000	41,000	323,000
Interest expense	2,161,000	2,485,000	8,128,000
Loss from extinguishment of debt	1,099,000	167,000	1,266,000

Total operating expenses	6,727,000	7,321,000	53,515,000

Gain on derivative financial instruments:
Realized	—	1,083,000	1,083,000
Unrealized	—	1,074,000	1,074,000

	—	2,157,000	2,157,000

Net loss	(6,727,000)	(5,164,000)	(50,514,000)
Cumulative effect of change in accounting principle	—	—	480,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(246,000)	(479,000)	(913,000)
Amortization of derivative discount on Series B preferred stock	—	(979,000)	(979,000)
Value of warrants issued in connection with sales of Series B preferred stock	(1,536,000)	—	(1,536,000)

Total dividends for the benefit of preferred stockholders	(1,782,000)	(1,458,000)	(3,428,000)

Net loss applicable to common stock	$(8,509,000)	$(6,622,000)	$(53,462,000)

Net loss per common share — basic and diluted	$(0.29)	$(0.18)

Weighted average number of shares of common shares outstanding	29,485,339	37,513,205

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiiency)
For the period from August 4, 2000 (Inception) through December 31, 2009

			Preferred Stock
	Common Stock		Class A		Class B
								Subscription
							Additional	Notes	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Receivable	Deficit	Total
Balance at August 4, 2000 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	7,400,000	—	—	—	—	—	—	—	—	—
Contributed research and development services	—	—	—	—	—	—	24,000	—	—	24,000
Issuance of common stock for cash	194,500	—	—	—	—	—	194,000	—	—	194,000
Net loss	—	—	—	—	—	—	—	—	(657,000)	(657,000)

Balance at December 31, 2000	7,594,500	—	—	—	—	—	218,000	—	(657,000)	(439,000)

Issuance of common stock for services	280,000	—	—	—	—	—	280,000	—	—	280,000
Issuance of warrants for services	—	—	—	—	—	—	1,252,000	—	—	1,252,000
Contributed research and development services	—	—	—	—	—	—	71,000	—	—	71,000
Issuance of common stock for cash	1,362,826	—	—	—	—	—	1,363,000	—	—	1,363,000
Net loss	—	—	—	—	—	—	—	—	(3,181,000)	(3,181,000)

Balance at December 31, 2001	9,237,326	—	—	—	—	—	3,184,000	—	(3,838,000)	(654,000)

Issuance of common stock for services	360,000	—	—	—	—	—	—	—	—	—
Issuance of warrants and stock options for services	—	—	—	—	—	—	4,722,000	—	—	4,722,000
Subscription Note receivable	500,000						750,000	(750,000)		—
Contributed research and development services	—		—	—	—	—	—	—	—	—
Issuance of common stock for cash	1,725,424	—	—	—	—	—	3,492,000	—	—	3,492,000
Net loss	—	—	—	—	—	—	—	—	(7,306,000)	(7,306,000)

Balance at December 31, 2002	11,822,750	—	—	—	—	—	12,148,000	(750,000)	(11,144,000)	254,000

Issuance of common stock for services	27,300	—	—	—	—	—	—	—	—	—
Issuance of warrants and stock options for services	—	—	—	—	—	—	6,365,000	—	—	6,365,000
Issuance of common stock for cash	870,918	—	—	—	—	—	2,718,000	—	—	2,718,000
Issuance of preferred stock for cash	—	—	157,592	—	—	—	448,000	—	—	448,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(8,000)	(8,000)
Net loss	—	—	—	—	—	—	—	—	(9,247,000)	(9,247,000)

Balance at December 31, 2003	12,720,968	—	157,592	—	—	—	21,679,000	(750,000)	(20,399,000)	530,000

Issuance of common stock for services	217,440	—	—	—	—	—	205,000	—	—	205,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	1,033,000	—	—	1,033,000
Issuance of common stock for cash	308,300	—	—	—	—	—	889,000	—	—	889,000
Accretion of beneficial conversion feature on 10% convertible promissory notes	—	—	—	—	—	—	201,000	—	—	201,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(39,000)	(39,000)
Net loss	—	—	—	—	—	—	—	—	(3,372,000)	(3,372,000)

Balance at December 31, 2004	13,246,708	—	157,592	—	—	—	24,007,000	(750,000)	(23,810,000)	(553,000)

Issuance of common stock for services	83,500	—	—	—	—	—	209,000	—	—	209,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	1,817,000	—	—	1,817,000
Issuance of warrants to note holders	—	—	—	—	—	—	17,000		—	17,000
Issuance of common stock for cash	1,329,302	2,000	—	—	—	—	2,165,000	—	—	2,167,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(43,000)	(43,000)
Net loss	—	—	—	—	—	—	—	—	(4,212,000)	(4,212,000)

Balance at December 31, 2005	14,659,510	$2,000	157,592	$—	—	$—	$28,215,000	$(750,000)	$(28,065,000)	$(598,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiiency)
For the period from August 4, 2000 (Inception) through December 31, 2009

			Preferred Stock
	Common Stock		Class A		Class B			Subscription
							Additional	Notes	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Receivable	Deficit	Total
Balance at December 31, 2005	14,659,510	$2,000	157,592	$—	—	$—	$28,215,000	$(750,000)	$(28,065,000)	$(598,000)
Issuance of common stock for services	67,400	—	—	—	—	—	169,000	—	—	169,000
Issuance of common stock for debt	43,920	—	—	—	—	—	110,000	—	—	110,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	392,000	—	—	392,000
Cancellation of subscription notes receivable	(300,000)	—	—	—	—	—	(750,000)	750,000	—	—
Issuance of common stock for notes receivable	796,000	—	—	—	—	—	398,000	(398,000)	—	—
Beneficial conversion feature for 12% convertible promissory notes	—	—	—	—	—	—	912,000	—	—	912,000
Issuance of warrants in connection with 15%							139,000	—	—	139,000
promissory notes	—	—	—	—	—	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(47,000)	(47,000)
Net loss	—	—	—	—	—	—	—	—	(4,580,000)	(4,580,000)

Balance at December 31, 2006	15,266,830	2,000	157,592	—	—	—	29,585,000	(398,000)	(32,692,000)	(3,503,000)

Issuance of common stock for services	177,533	—	—	—	—	—	663,000	—	—	663,000
Common stock issued in merger transaction	677,579	1,000	—	—	—	—	1,140,000	—	—	1,141,000
Stock issued upon conversion of Convertible Notes	1,137,638	—	—	—	—	—	632,000			632,000
Acquisition of SKRP, 6 Inc. net assets	2,700,000	—	—	—	—	—	—	—	—	—
Stock issued for warrants in merger transaction	5,423,891	—	—	—	—	—	—	—	—	—
Stock issued for options in merger transaction	329,700	—	—	—	—	—	—	—	—	—
Payment of subscription notes receivable	—	—	—	—	—	—	(415,000)	398,000	—	(17,000)
Stock issued related to notes payable transactions	241,583	—	—	—	—	—	473,000	—	—	473,000
Issuance of common stock for interest payments	26,129	—	—	—	—	—	47,000	—	—	47,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(51,000)	(51,000)
Issuance of warrants in connection with 15%	—	—	—	—	—	—	122,000	—	—	122,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	885,000	—	—	885,000
Contributed capital	—	—	—	—	—	—	178,000	—	—	178,000
Net loss	—	—	—	—	—	—	—	—	(6,068,000)	(6,068,000)

Balance at December 31, 2007	25,980,883	3,000	157,592	—	—	—	33,310,000	—	(38,811,000)	(5,498,000)

Issuance of stock for services	690,117	—	—	—	177,250	—	837,000	—	—	837,000
Issuance of stock for cash	1,215,000	—	—	—	2,645,000	—	2,420,000	—	—	2,420,000
Stock issued related to notes payable transactions	4,748,880	—	—	—	1,959,045	—	5,883,000			5,883,000
Issuance of stock for interest payments	336,739	—	—	—	—	—	376,000	—	—	376,000
Accrued dividends on preferred stock	—	—	—	—	—	—	1,071,000	—	(1,782,000)	(711,000)
Issuance of warrants in connection with preferred stock	—	—	—	—	—	—	633,000	—	—	633,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	252,000	—	—	252,000
Stock subscriptions in process:
To be issued in payment of accrued compensation	—	—	—	—	—	—		561,000	—	561,000
Cash received, stock to be issued	—	—	—	—	—	—		16,000	—	16,000
Net loss	—	—	—	—	—	—	—	—	(6,727,000)	(6,727,000)

Balance at December 31, 2008	32,971,619	$3,000	157,592	$—	4,781,295	$—	$44,782,000	$577,000	$(47,320,000)	$(1,958,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiiency)
For the period from August 4, 2000 (Inception) through December 31, 2009

	Common Stock		Class A		Class B
								Stock
								Subscrip-
							Additional	tions in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Process	Deficit	Total
Balance at December 31, 2008	32,971,619	$3,000	157,592	$—	4,781,295	$—	$44,782,000	$577,000	$(47,320,000)	$(1,958,000)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(4,049,000)	—	480,000	(3,569,000)
Issuance of stock for services	2,244,684	1,000	—	—	154,096	—	1,581,000	—	—	1,582,000
Issuance of stock for cash	366,000	—	—	—	438,460	—	479,000	—	—	479,000
Conversion of Series B preferred stock to common stock	182,341	—	—	—	(163,750)	—	149,000	—	(66,000)	83,000
Stock issued related to notes payable transactions	3,812,769	—	—	—	—	—	2,101,000	—	—	2,101,000
Warrants issued related to notes payable transactions	—	—	—	—	—	—	117,000	—	—	117,000
Issuance of stock for interest payments	51,696	—	—	—	—	—	119,000	—	—	119,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(413,000)	(413,000)
Exercise of warrants	562,918	—	—	—	—	—	—	—	—	—
Issuance of warrants for services	—	—	—	—	—	—	133,000	—	—	133,000
Issuance of stock options for services	—	—	—	—	—	—	362,000	—	—	362,000
Fair value of derivative financial instruments issued in connection with Series B preferred stock	—	—	—	—	—	—	(482,000)	—	—	(482,000)
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	979,000	—	(979,000)	—
Stock subscriptions in process — shares issued in payment of accrued compensation	1,621,932	—	—	—	—	—	577,000	(577,000)	—	—
Net loss	—	—	—	—	—	—	—	—	(5,164,000)	(5,164,000)

Balance at December 31, 2009	41,813,959	$4,000	157,592	$—	5,210,101	$—	$46,848,000	$—	$(53,462,000)	$(6,610,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and 2009 and
For the Period from August 4, 2000 (Inception) through December 31, 2009

			Period from
			August 4, 2000
			(Inception) to
			December 31,
	2008	2009	2009
Cash flows from operating activities:
Net loss	$(6,727,000)	$(5,164,000)	$(50,514,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,000	41,000	323,000
Noncash interest imputed upon conversion of debt to equity	2,791,000	331,000	5,620,000
Noncash interest from deferred financing costs and debt-based derivative liabilities	—	2,149,000	2,149,000
Gain on derivative financial instruments	—	(2,157,000)	(2,157,000)
Gain from sale of assets	51,000	—	48,000
Securities issued for services	204,000	1,109,000	1,313,000
Beneficial conversion feature of notes payable	—	—	201,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in lieu of interest payments	214,000	119,000	380,000
Equity-based compensation	437,000	620,000	18,665,000
Changes in assets and liabilities:
Prepaid expenses and other assets	62,000	(311,000)	(423,000)
Accounts payable and accrued expenses	734,000	(400,000)	1,573,000

Net cash used in operating activities	(2,193,000)	(3,663,000)	(22,204,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of furniture and fixtures	—	(23,000)	(177,000)

Net cash used in investing activities	—	(23,000)	(355,000)

Cash flows from financing activities:
Due to related parties	—	—	100,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	2,116,000	351,000	2,915,000
Proceeds from sale of common stock	304,000	128,000	11,268,000
Repayment of notes	(365,000)	(300,000)	(905,000)
Proceeds from bridge loan	—	300,000	300,000
Proceeds from sale of notes	300,000	3,569,000	8,931,000
Proceeds for stock to be issued	16,000	—	16,000
Contributed capital	—	—	178,000

Net cash provided by financing activities	2,371,000	4,048,000	23,103,000

Net increase in cash	178,000	362,000	544,000
Cash at beginning of period	4,000	182,000	—

Cash at end of period	$182,000	$544,000	$544,000

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
Nature of the business
     Vicor is a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on its patented, proprietary point correlation dimension algorithm (the PD2i® Algorithm”). The PD2i®Algorithm facilitates the ability to accurately risk stratify a specific target population to predict future pathological events. The Company believes that the PD2i® Algorithm represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign and is currently commercializing two proprietary diagnostic medical products which employ software utilizing the PD2i® Algorithm: the PD2i Analyzer(™) (sometimes also referred to as the PD2i Cardiac Analyzer(™)) and the PD2i-VS(™) (Vital Sign). It is also anticipated that the PD2i®Algorithm applications will allow for the early detection of Alzheimer’s disease and other disorders and diseases.
     The Company’s first product, the PD2i Analyzer(™), received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. The PD2i Analyzer(™) displays and analyzes electrocardiographic (ECG) information and measures heart rate variability (“HRV”) in patients at rest and in response to controlled exercise and paced respiration. The clinical significance of HRV and other parameters must be determined by a physician. On January 14, 2010 Vicor announced its first commercial sale of the PD2i Analyzer(™) to a physician practice in South Carolina and simultaneously announced that it had entered into an exclusive distribution agreement with VF Medical, LLC, a medical products distribution company. VF Medical, LLC will serve as the exclusive distributor for the PD2i Analyzer(™) in South Carolina, North Carolina, and the cities of Savannah and Augusta, Georgia. VF Medical, LLC will utilize a 25-person medical products distribution team consisting of agents who have long-term relationships with cardiologists, electrophysiologists, and family practice and internal medicine physicians within the designated territory. The Company is seeking other distributors and has begun hiring sales personnel in selected geographic areas.
     In January 2008 Vicor executed a Collaborative Research and Development Agreement (“Research and Development Agreement”) with the U.S. Army Institute of Surgical Research (“US Army”) for “Prediction of Injury Severity and Outcome in the Critically Ill Using the Point Correlation Dimension Algorithm, or PD2i.” The U.S. Army is exploring ways to assess the severity of injury, and probability of survival, of critically injured combat casualties and critically ill civilian patients. The US Army in conjunction with Vicor is testing the PD2i — VS(™) in several diverse cohorts, including human trauma, patients in the intensive care units (“ICU Patients”) and combat casualties. Various experiments have been performed under the Research and Development Agreement, and the U.S. Army has presented the findings at several conferences in the United States and Europe. Manuscripts and abstracts have also been published by leading journals with Vicor and the US Army as co-authors. The PD2i- VS(™) is anticipated to be used for civilian triage and trauma emergency response.
     In early 2009 Vicor signed a Research Agreement with the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona to collaborate on the PD2i analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) Trial. The collaboration is entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” The Company is using the PD2i Analyzer(™) to retrospectively predict Sudden Cardiac Death (“SCD”) in the 651 congestive heart failure patients who participated in the MUSIC Trial (of which 52 actually died from SCD). This analysis was completed in the first quarter of 2010, and Vicor believes it will yield a dataset sufficient to support a 510(k) submission to include a claim for SCD.
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
     The Company’s Series B preferred stock and related warrants contain terms in which the conversion or exercise price may be reduced if the company issues or sells shares of its common stock at a price less than the conversion price of the Series B Preferred Stock or the exercise price of the warrants. Under the consensus reached in ASC 815, the conversion option is not considered indexed to the Company’s own stock because the conversion rate can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares. Therefore, such embedded features are now accounted for as derivatives, which are presented as liabilities under generally accepted accounting principles. As a change in accounting principle, this resulted in adjustments on January 1, 2009 as follows:

	Derivative
	financial
	instruments
	payable in
	shares of	Additional	Accumu-
	common stock	paid-in capital	lated deficit
Aggregate fair value at issuance	$(4,568,000)	$4,568,000	$—
2008 mark-to-market gain	999,000	—	(999,000)
2008 preferred dividend for discount amortization	—	(519,000)	519,000

As recorded on January 1, 2009	$(3,569,000)	$4,049,000	$(480,000)

Management calculated the fair values at issuance and the mark-to-market gains using the Black-Scholes-Merton options pricing method with the following assumptions: risk-free interest rate of 2.10% — 4.25%, expected life of 5 years, expected volatility of 63% and dividend yield of zero.
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
Revenue Recognition
     As discussed in Note 1, operating revenues commenced in January 2010 and are predominately the result of equipment sales and fees related to the analysis of test results for tests performed.
     The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; fees to the customer are fixed or determinable; and collection of the resulting receivable is reasonably assured.
     The Company sells equipment to physicians and other health-care providers (“Customer” or “Customers”) both through sales representatives employed by the Company and also independent sales agents. Revenues from equipment sales to Customers are generally recognized when title transfers to the Customer, typically upon delivery and acceptance, and includes training that is provided at the time of product delivery. Revenues from sales of equipment to independent sales agents to be used by the agents as demonstration units are recognized upon shipment.
     The Company’s normal payment terms are net 30 days. However, in cases where the Company grants extended payment terms to a Customer, the Company defers revenue recognition until Customer acceptance of the equipment.
     Revenues from the analysis of test results are recognized upon provision of the test results to the Customers.
     The Company obtained Phase I and II Small Business Innovation Research (“SBIR”) Grants in 2003 - 2005 amounting to a total of $844,000. The funds received were utilized to develop software for the PD2i Cardiac Analyzer and to conduct a study of 700 patients with chest pain presenting at emergency rooms in six (6) tertiary care facilities. The aim of the grant was to test and establish “good medical practice” through wide experimental use of the Analyzer at different emergency room sites with high risk patients. The funds received for this Grant have been treated as revenues by the Company in its consolidated financial statements and were recorded when costs to perform such research and development activities were incurred.
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
     For such issuances of convertible securities with detachable warrants, the Company initially records both the warrant and the BCF at fair value, using options pricing models commonly used by the financial services industry (Black-Scholes-Merton options pricing model) using inputs generally observable in the financial services industry. These derivative financial instruments are marked to market each reporting period, with unrealized changes in value reflected in earnings under the caption “gain (loss) on derivative financial instruments”.
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
     Subsequent Events — In February 2010 the FASB issued ASU 2010-09, Subsequent Events (Topic 855), to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance. ASU 2010-09 also clarifies the intended scope of the reissuance disclosure provisions, is effective upon issuance and had no impact on the Company’s financial condition, results of operations, or cash flows. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC 855 defines (1) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 had no impact on the Company’s financial condition, results of operations, or cash flows.
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

2004 Notes
     The 2004 Notes consist of a 12% convertible promissory note payable to a stockholder and is convertible to common stock at $2.25 per common share. The maturity of the notes is being extended on a month-to-month basis by agreement with the stockholder.
     In 2006 the maturity date of the 2004 Notes was extended, and unamortized interest of $24,000 resulting from this event was recognized in 2008.
     During 2008 holders of $340,000 of the 2004 Notes agreed to tender them to the Company in consideration for 425,000 shares of Series B Junior Convertible Preferred Stock (convertible at $0.80 per share) and warrants to purchase 425,000 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company recognized a charge of $329,000 on the transaction, which was classified as noncash interest expense. The beneficial conversion feature embedded in the Series B Junior Convertible Preferred Stock and the warrants were valued at time of issuance using the Black-Scholes-Merton options pricing method with the following assumptions: risk-free interest rates ranging from 2.94% to 3.90%, expected life of 5 years, expected volatility ranging from 42% to 138% and dividend yield of zero. (The beneficial conversion feature embedded in the Series B Junior Convertible Preferred Stock and warrants are accounted for as derivative liabilities as they contain certain “down round” pricing protection.)
12% Convertible Promissory Notes
     The 12% Convertible Promissory Notes (“12% Notes) were originally due at varying dates in 2007 and bear interest at 12% per annum, payable monthly. During 2007 the Company negotiated extensions of maturity and modified the terms of the conversion feature.
     During 2008 holders of $1,427,236 of the 12% Notes agreed to tender them to the Company in consideration for 1,534,045 shares of Series B Junior Convertible Preferred Stock (convertible at $0.80 per share) and warrants to purchase 1,534,045 shares of the Company’s common stock at an exercise price of $1.00 per share. The Company recognized a charge of $522,000 on the transaction, which was classified as noncash interest expense. The beneficial conversion feature embedded in the Series B Junior Convertible Preferred Stock and warrants were valued at time of issuance using the Black-Scholes-Merton options pricing method with the following assumptions: risk-free interest rates ranging from 2.94% to 4.29%, expected life of 5 years, expected volatility ranging from 42% to 138% and dividend yield of zero. (The beneficial conversion feature embedded in the Series B Junior Convertible Preferred Stock and warrants are accounted for as derivative liabilities as they contain certain “down round” pricing protection.)
     Three officers, who were also directors, and one director holding a total of $40,000 of the 12% Notes converted them into 12,500 shares of Series B preferred stock and 12,500 warrants to purchase common stock in the transaction described above.
     Also during 2008, four of the 12% Notes valued at $72,000 were redeemed for cash and 11,719 immediately exercisable penalty warrants, which expire five years after date of issuance, were issued at an exercise price of $0.64 per share. The Company recognized $10,000 in noncash interest expense. The maturity dates of the remaining $110,000 of the 12% Notes are being extended on a month-by-month basis.
15% Promissory Notes
     Interest on the 15% Promissory Notes (“15% Notes”) is payable monthly.
     Certain holders of the 15% promissory notes sold the notes to third parties in 2008 and 2009, and the Company induced conversions of $100,000 and $300,000 of these notes in 2008 and 2009, respectively, by issuing shares of its common stock. The stock was valued on the date of the transaction, the debt for each note was extinguished and the difference was recorded as interest expense of $248,000 and $88,000 for the years ended December 31, 2008 and 2009, respectively.
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
Other Notes Payable
     In September 2008 the Company converted a $100,000 account payable to an unsecured 10% promissory note due in September 2009. In September 2009 the holder of the note sold it to an investor. The Company induced conversion of the note by issuing 200,000 shares of its common stock to the investor. The stock was valued on the date of the transaction, the debt for the note was extinguished and $79,000 of interest expense was recorded.
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

     During 2009 certain 8% Notes were converted into common stock as provided for by terms of the debt instrument. This resulted in a $1,083,000 realized gain to the Company, included in the amount reported in the consolidated statement of operations as “gain on derivative financial instruments”, and measured by the difference between the fair value of the beneficial conversion feature just prior to the conversion and the fair value of the beneficial conversion feature as of the most recent mark-to-market calculation. The beneficial conversion feature was valued at dates of conversion using the Black-Scholes-Merton options pricing model with the following assumptions: risk-free interest rates ranging from 1.04% to 3.02%, expected life of 2 years, expected volatility of 63% and dividend yield of zero. Related unamortized discount of $1,095,000 was recognized as interest expense as a result of the conversions.
8% Subordinated Convertible Promissory Notes
     During the fourth quarter of 2009 the Company sold 8% Subordinated Convertible Promissory Notes (“8% Subordinated Notes) and warrants to purchase shares of the Company’s common stock at $1.00 per share (12,500 warrants were issued for each $10,000 of 8% Subordinated Notes). The 8% Subordinated Notes are due on October 7, 2012 and are subordinated to the 8% Notes sold between May 1, 2009 and September 17, 2009. They are mandatorily convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.80 per share of common stock or 80% of the price per share of common stock sold in a qualified funding event, defined as the sale of debt or equity in an offering resulting in a least $3,000,000 of gross proceeds to the Company.
     Until the 8% Notes have been converted by the holders or have been repaid (which shall be no later than September 16, 2011) the holders of the 8% Subordinated Notes have no voluntary conversion rights. Thereafter, the holders may voluntarily convert the 8% Subordinated Notes.

     The conversion rights embedded in the 8% Subordinated Notes are accounted for as derivative financial instruments because of the beneficial conversion feature embedded therein. The beneficial conversion feature was valued at date of issuance using the Black- Scholes-Merton options pricing model with the following assumptions: risk-free interest rates ranging from 1.66% to 2.10%, expected life of 3 years, expected volatility of 63% and dividend yield of zero, resulting in fair value of date of issuance of $559,000 in 2009.
     The warrants issued with the 8% Subordinated Notes expire 5 years from date of issuance and were valued using the Black-Scholes-Merton options pricing model with the following assumptions: risk-free interest rates ranging from 1.66% to 2.86%, expected life of 5 years, expected volatility of 63% and dividend yield of zero. The value of the warrants was recorded based on the relative fair value of the principal amount of the 8% Subordinated Notes and the beneficial conversion feature, resulting in a credit of $117,000 to additional paid-in capital.

8% Subordinated Notes sold	$903,000
Unamortized discount	(625,000)

Balance at December 31, 2009	$278,000

Note 6 — Preferred Stock
     The Company has two classes of preferred stock: Series A Convertible Cumulative and Series B Voting Junior Convertible Cumulative.
     The Series A Convertible Cumulative preferred stock (“Series A” or “Series A preferred stock”) yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series A accrue and compound annually on such amount from the date of issuance until paid in full or at the option of the holder converted into additional Series A stock at $3.17 per share. At December 31, 2008 and 2009 accrued dividends payable were $243,000 and $303,000, respectively. Each share of Series A is convertible at the option of the holder into shares of common stock at a conversion rate of 1:1. The conversion price of the Series A is subject to adjustment in certain cases to prevent dilution using a weighted-average anti-dilution formula. The Series A preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event, which is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
     The Series A preferred stock is senior to all other outstanding capital stock and is entitled to a liquidation preference equal to the greater of (i) the issue price per share for the Series A plus any accrued and unpaid dividends or (ii) any accrued and unpaid dividends as of the date of the liquidation plus the amount the holder would have received if prior to liquidation the Series A preferred stock had been converted into common stock. At December 31, 2008 and 2009 the liquidation preference as described for item (i) totals $691,000 and $751,000, respectively.
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
     The Series B Voting Junior Convertible Cumulative preferred stock (“Series B” or “Series B preferred stock”) yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series B accrue and compound annually on such amount from the date of issuance. At December 31, 2008 and 2009 accrued dividends payable were $191,000 and $530,000, respectively. Each share of Series B preferred stock is convertible at the option of the holder into shares of common stock at a conversion price equal to the lesser of $0.80 or 80% of the price per share of any common stock sold in a Qualified Financing, plus the amount of all accrued and unpaid dividends on such shares, whether or not declared. A Qualified Financing is defined as the closing of a sale of debt or equity in a registered offering or pursuant to a private placement resulting in at least $3,000,000 of gross proceeds to the Company. The conversion price of the Series B preferred stock is subject to adjustment in certain cases, including dilutive issuances and the issuance of additional shares of common stock. The Series B preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event, which is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Company may, at its option, require all holders of Series B preferred stock then outstanding to convert their shares of Series B into shares of common stock at any time on or after: (i) the closing of a Qualified Financing or (ii) the consummation of a Liquidation Event.
     The Series B preferred stock is entitled to a liquidation preference after distribution or payment is made to holders of the Series A equal to the greater of (i) the issue price per share for the Series B plus any accrued and unpaid dividends or (ii) any accrued and unpaid dividends as of the date of the liquidation plus the amount the holder would have received if prior to liquidation the Series B preferred stock had been converted into common stock. At December 31,2008 and 2009 the liquidation preference as described for item (i) totals $4,733,000 and $5,413,000, respectively.

     In 2008 the Company issued 4,781,295 shares of Series B preferred stock, convertible into shares of common stock, and 4,781,295 warrants to purchase common stock, sold as a unit. The Series B and warrants are derivative financial instruments because the conversion rates embedded in the Series B units contain “down round” price protection. The fair values of the Series B units were determined at time of issuance using the Black-Scholes-Merton options pricing method with the following assumptions: risk-free interest rates ranging from 3.30% to 4.25%, expected life of 5 years, expected volatility of 63% and dividend yield of zero. The calculated fair values of the conversion options totals $2,207,000 and of the warrants totals $2,361,000.
     In 2009 the Company issued 438,460 shares of Series B preferred stock, convertible into shares of common stock, and 438,460 warrants to purchase common stock, sold as a unit. The Series B and warrants are derivative financial instruments because the conversion rates embedded in the Series B units contain “down round” price protection. The fair values of the Series B units were determined at time of issuance using the Black-Scholes-Merton options pricing method with the following assumptions: risk-free interest rates ranging from 1.87% to 3.00%, expected life of 5 years, expected volatility of 63% and dividend yield of zero. The calculated fair values of the conversion options totals $252,000 and of the warrants totals $228,000.
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
     The Company has issued stock warrants to certain employees, vendors and independent contractors. The warrants are immediately exercisable for a period of three to ten years and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $0.01 - $3.12. The fair value per warrant based on the Black-Scholes-Merton options pricing method ranges from $0.31 to $4.99. The weighted average remaining contractual term for the outstanding warrants is 3.9 years.
     The cost of these warrants was treated as compensation and, accordingly, the Company recorded expense of $251,000 and $883,000 for 2008 and 2009, respectively.
     The fair value for these warrants was estimated at the date of grant using the Black-Scholes-Merton options pricing model with the following weighted-average assumptions: risk-free interest rate of 2.96% in 2008 and 1.87% — 3.00% in 2009; dividend yield of 0%; common stock fair market value of $0.84 in 2008 and $0.68 in 2009, respectively; a weighted average expected warrant life of four years; and a volatility factor of 63% for both years.

		Weighted-
	Shares Under	Average
	Warrants	Exercise Price
Balance at inception	—	$—
Granted in connection with stock sold	148,000	1.00
Exercised	—	—

Outstanding at December 31, 2000	148,000	1.00
Granted to employees and others	900,000	0.67
Exercised	—	—

Exercisable at December 31, 2001	1,048,000	0.72
Granted to employees and others	1,270,252	1.09
Exercised	(750)	—

Exercisable at December 31, 2002	2,317,502	0.92
Granted to employees and others	1,520,332	1.14
Exercised	(750)	—

Exercisable at December 31, 2003	3,837,084	1.01
Granted to employees and others	126,200	0.93
Exercised	—	—

Exercisable at December 31, 2004	3,963,284	1.01
Granted to employees and others	595,180	1.21
Exercised	(101,750)	—

Exercisable at December 31, 2005	4,456,714	1.06
Granted to employees and others	70,000	2.50
Exercised	(398,000)	—

Exercisable at December 31, 2006	4,128,714	1.09
Granted to employees and others	470,500	1.00
Exercised	(3,469,908)	—

Exercisable at December 31, 2007	1,129,306	1.96
Granted to employees and others	9,976,707	0.85
Exercised	—	—

Exercisable at December 31, 2008	11,106,013	0.96
Granted to employees and others	1,941,823	0.90
Exercised	(624,494)	0.09

Exercisable at December 31, 2009	12,423,342	$1.00

     The weighted-average grant date fair value of all warrants granted during 2008 and 2009 was $0.75 and $0.94, respectively.
     The warrants expire as follows:

		Average
Year of		exercise
expiration	Quantity	price
2010	62,492	$2.50
2011	580,858	$2.44
2013	9,128,019	$0.95
2014	2,266,973	$0.95
2016	10,000	$1.25
2017	375,000	$1.00
     The warrants expiring in 2011 were originally issued in 2005 and expired in 2008. In the first quarter of 2008 the warrants were extended for three years. Management calculated the deemed dividend using the Black-Scholes-Merton options pricing method with the following assumptions: risk-free interest rate of 3.21%, expected life of two years, expected volatility of 50% and dividend yield of zero. This yielded a value of less than $50,000, which was not reported separately in the 2008 consolidated statement of operations and consolidated statement of stockholders’ equity (net capital deficiency).
Note 8 – Stock Option Plan
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

     During 2002 the Company granted stock options to employees at an exercise price of $3.00 per share, which vested over a two-year period. In 2004 the Company granted 1,000 stock options to a director at an exercise price of $3.25 per share. During 2005 the Company granted a total of 269,000 options to employees and directors with an exercise price of $2.50. Total compensation expense related to the granting of options under the 2002 Plan for the year ended December 31, 2007 based on a fair value of $1.37 per share was approximately $110,000.
     The fair value for these options was estimated at the date of grant using the Black- Scholes-Merton options pricing model with the following weighted-average assumptions: risk-free interest rate of 5.24%, dividend yield of 0%, fair market value of $1.37 in 2007, a weighted-average expected option life of 10 years; and a minimal volatility factor since the Company’s stock was not then actively traded on an established public market.
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

     In 2008 the Company’s stockholders approved the Vicor Technologies, Inc. 2008 Stock Incentive Plan (the”2008 Plan”). This plan provides for the granting of options to purchase up to 5,000,000 shares of the Company’s common stock. Directors, officers and other employees of the Company and its subsidiaries, and other persons who provide services to the Company are eligible to participate in the 2008 Plan, and both incentive stock options and nonqualified stock options may be issued under the provisions of the 2008 Plan. The 2008 Plan is administered by the Board of Directors and its Compensation Committee.
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
     The fair value for these options was estimated at the date of grant using the Black- Scholes-Merton options pricing model with the following weighted-average assumptions: risk-free interest rate of 3.97%, dividend yield of 0%, weighted-average expected option life of 10 years; and a volatility factor of 56% in 2008; expected option lives of 7 — 10 years, risk-free interest rate ranging from 2.51% — 3.91%, dividend yield of 0%, and volatility factors ranging from 63% to 172% in 2009.
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
Derivative Financial Instruments
     The Company’s derivative financial instruments consist of conversion options embedded in 8% Convertible Notes, 8% Subordinated Convertible Promissory Notes, Series B Preferred Stock and warrants to purchase common stock issued with preferred stock. These instruments are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. These models require significant judgment on the part of management, including the inputs utilized in its pricing models. The Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes-Merton option pricing model and the following assumptions:

		Beneficial	Beneficial
		Conversion –	Conversion –
	Warrants	Preferred Stock	Convertible Notes
Quarter ended March 31, 2008:
Risk-free interest rate	3.30%	3.30%	n/a
Expected volatility	63%	63%	n/a
Expected life (in years)	5	5	n/a
Expected dividend yield	0%	0%	n/a

		Beneficial	Beneficial
		Conversion –	Conversion –
	Warrants	Preferred Stock	Convertible Notes
Quarter ended June 30, 2008:
Risk-free interest rate	4.25%	4.25%	n/a
Expected volatility	63%	63%	n/a
Expected life (in years)	4.75 - 5.00	4.75 - 5.00	n/a
Expected dividend yield	0%	0%	n/a

Quarter ended September 30, 2008:
Risk-free interest rate	3.98%	3.98%	n/a
Expected volatility	63%	63%	n/a
Expected life (in years)	4.5 - 5.00	4.5 - 5.00	n/a
Expected dividend yield	0%	0%	n/a

Quarter ended December 31, 2008:
Risk-free interest rate	2.10%	2.10%	n/a
Expected volatility	63%	63%	n/a
Expected life (in years)	4.25 - 5.00	4.25 - 5.00	n/a
Expected dividend yield	0%	0%	n/a

Quarter ended March 31, 2009:
Risk-free interest rate	1.87%	1.87%	n/a
Expected volatility	63%	63%	n/a
Expected life (in years)	5	5	n/a
Expected dividend yield	0%	0%	n/a

Quarter ended June 30, 2009:
Risk-free interest rate	2.37% - 2.96%	2.37% - 2.96%	2.58% - 3.02%
Expected volatility	63%	63%	63%
Expected life (in years)	3.75 - 4.75	3.75 - 4.75	2
Expected dividend yield	0%	0%	0%

Quarter ended September 30, 2009:
Risk-free interest rate	2.64% - 3.00%	2.64% - 3.00%	1.30% - 1.40%
Expected volatility	63%	63%	63%
Expected life (in years)	3.5 - 4.75	3.5 - 4.75	1.75 - 2.00
Expected dividend yield	0%	0%	0%

Quarter ended December 31, 2009:
Risk-free interest rate	3.02%	3.02%	1.46% - 2.04%
Expected volatility	63%	63%	63%
Expected life (in years)	3.25 - 4.50	3.25 - 4.50	1.50 - 3.00
Expected dividend yield	0%	0%	0%
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

     Fair values of liabilities measured on a recurring basis are as follows:

		Quoted prices
		in active
		markets for	Significant
		identical	other observ-	Significant
		labilities (Level	able inputs	unobservable
	Fair Value	1)	(Level 2)	inputs (Level 3)
Liabilities:
Derivative financial instruments - January 1, 2009	$3,569,000	$—	$—	$3,569,000

Derivative financial instruments - December 31, 2009	$4,414,000	$—	$—	$4,414,000

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

		Beneficial	Beneficial
		Conversion –	Conversion –
		Preferred	Convertible
	Warrants	Stock	notes	Total
Balance, January 1, 2009	$1,905,000	$1,664,000	$—	$3,569,000
Included in earnings:
Realized loss (gain)	—	—	—	—
Unrealized loss (gain)	133,000	161,000	—	294,000
Purchases, sales and other	174,000	193,000	—	367,000
Settlements and issuances — net	—	—	—	—
Net transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2009	2,212,000	2,018,000	—	4,230,000
Included in earnings:				—
Realized	—	—	(36,000)	(36,000)
Unrealized	78,000	28,000	18,000	124,000
Purchases, sales and other	33,000	36,000	779,000	848,000
Settlements and issuances — net	—	—	—	—
Net transfers in and/or out of Level 3	—	—	—	—

Balance, June 30, 2009	2,323,000	2,082,000	761,000	5,166,000
Included in earnings:
Realized	—	—	(972,000)	(972,000)
Unrealized	762,000	712,000	(21,000)	1,453,000
Purchases, sales and other	6,000	4,000	1,120,000	1,130,000
Settlements and issuances — net	—	—	—	—
Net transfers in and/or out of Level 3	—	—	—	—

Balance, September 30, 2009	3,091,000	2,798,000	888,000	6,777,000
Included in earnings:
Realized	—	—	(37,000)	(37,000)
Unrealized	(1,172,000)	(1,059,000)	(715,000)	(2,946,000)
Purchases, sales and other	(42,000)	(41,000)	709,000	626,000
Settlements and issuances — net	(6,000)	—	—	(6,000)
Net transfers in and/or out of Level 3	—	—	—	—

Balance, December 31, 2009	$1,871,000	$1,698,000	$845,000	$4,414,000

(1)	Gain included in earnings is reported as gain on derivative financial instruments.

(2)	Total unrealized gain related to Level 3 instruments held at December 31, 2009.

Note 10 — Related Party Transactions
     In 2003 the Company purchased the software related to the PD2i Cardiac Analyzer(™) from one of its founding scientists, who is now an employee and a director. Terms of the Purchase and Royalty Agreement provide that $100,000 of the purchase price be deferred until the Company begins receiving revenue from the Analyzer. Accordingly, this amount is included in the accompanying Consolidated Balance Sheet as Due to Related Parties. The Agreement further provides for an ongoing royalty to be paid to the scientist amounting to 10% of amounts received by the Company from any activities relating to the PD2i Cardiac Device for the life of the patents. Royalty payments will commence after the Company has recovered its development costs in full.
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

	2008	2009
Deferred income tax assets:
Tax loss carry forward	$414,000	$830,000
Start up costs	13,695,000	15,071,000
Equity-based compensation expense	1,116,000	853,000
Derivative liability	260,000	1,661,000
General business credit carry forward	—	357,000

	15,485,000	18,772,000

Deferred income tax liabilities:
Debt discount on derivative instruments	—	$(357,109)

Total deferred tax asset	$15,485,000	$18,414,891

Valuation allowance:
Beginning of year	$(14,594,000)	$(15,485,000)
Increase during the year	(891,000)	(2,929,891)

	$(15,485,000)	$(18,414,891)

Net deferred tax assets and liabilities	$—	$—

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
Note 15 — Commitments and Contingencies
From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
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

Index to Exhibits

23.1	Consent of Daszkal Bolton, Independent Certified Public Accountants.*

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2009.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*	Filed herewith