Form 10-Q/A
period 2010-03-31
Vicor Technologies, Inc.
filed 2010-09-17
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
We originally filed our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (the “Original 10-Q”) with the Securities and Exchange Commission (“SEC”) on May 11, 2010 (the “Original Filing Date”). The purpose of this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) is to revise certain information contained in the discussion and analysis of our financial condition and results of operations (“MD&A”) and to revise our condensed consolidated financial statements for the three months ended March 31, 2010 to reclassify certain amounts in the consolidated statements of operations and cash flows and to expand certain footnote disclosures, which are included in our Original 10-Q. Management and the Audit Committee of our Board of Directors concluded that the discussion of MD&A, the Company’s financial statements for the three months ended March 31, 2010 and certain related matters (the “Revisions”) should be revised due to certain review comments made by the Staff of the SEC.
This Form 10-Q/A only amends and restates Items 1, 2 and 4T of Part I and Item 6 of Part II of our Original 10-Q, in each case, solely as a result of, and to reflect, the Revisions, and no other information in our Original 10-Q is amended hereby. Except for the amended or restated information contained herein, this Form 10-Q/A continues to speak as of the Original Filing Date (unless explicitly identified as of another date). Other events or circumstances occurring after the Original Filing Date or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the SEC, subsequent to the Original Filing Date of our Original 10-Q.
In addition to this Amendment No. 1 to our Form 10-Q, we are simultaneously filing an amendment to our Form 10-K for the year ended December 31, 2009 and an amendment to our Form 10-Q for the quarterly period ended June 30, 2010.

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q/A for the Period Ended March 31, 2010
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 (unaudited)	4
Condensed Consolidated Statements of Operations for the three months ending March 31, 2009 and 2010 and the period from August 4, 2000 (inception) through March 31, 2010 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ending March 31, 2009 and 2010 and the period from August 4, 2000 (inception) through March 31, 2010 (unaudited)	6
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the three months ending March 31, 2010 (unaudited)	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4T. Controls and Procedures	25
PART II — Other Information	25
Item 6. Exhibits	25
Signatures	26

Vicor Technologies,Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2009 and March 31, 2010
(Unaudited)

	December 31,	March 31,
	2009	2010
ASSETS
Current assets:
Cash	$544,000	$308,000
Accounts receivable	—	92,000
Inventory	—	40,000
Prepaid expenses	74,000	81,000

Total current assets	618,000	521,000

Property and equipment:
Equipment	35,000	129,000
Furniture and fixtures	24,000	24,000
Less accumulated depreciation	(38,000)	(42,000)

Net property and equipment	21,000	111,000

Other assets:
Deposits	12,000	16,000
Deferred charges	168,000	80,000
Intellectual property, net of accumulated amortization of $223,000 and and $234,000 at December 31, 2009 and March 31, 2010, respectively	229,000	218,000

	$1,048,000	$946,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$600,000	$874,000
Current debt	460,000	660,000
Due to related parties	100,000	100,000

Total current liabilities	1,160,000	1,634,000

Long-term liabilities:
Long-term debt	1,251,000	1,172,000
Accrued dividends	833,000	959,000
Derivative financial instruments payable in shares of common stock	4,414,000	5,135,000

Total long-term liabilities	6,498,000	7,266,000

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively; preference in liquidation of $751,000 and $767,000 at December 31, 2009 and March 31, 2010, respectively	—	—
Series B Voting Junior Convertible Cumulative, 5,210,101 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively; preference in liquidation of $5,413,000 and $5,523,000 at December 31, 2009 and March 31, 2010, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized;
41,813,959 and 42,933,973 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	4,000	4,000
Additional paid-in capital	46,848,000	47,952,000
Deficit accumulated during the development stage	(53,462,000)	(55,910,000)

Net capital deficiency	(6,610,000)	(7,954,000)

	$1,048,000	$946,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies,Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2009 and 2010 and
For the period from August 4, 2000 (inception) to March 31, 2010
(Unaudited)

			Period from
			August 4,	Period from
			2000	August 4, 2000
	Three months	Three months	(Inception) to	(Inception) to
	ended March	ended March	March 31,	December 31,
	31, 2009	31, 2010	2010	2009
Revenues	$—	$100,000	$944,000	$844,000

Operating expenses:
Cost of sales	—	85,000	85,000	—
Research and development	199,000	157,000	15,184,000	15,027,000
Selling, general and administrative expenses	590,000	1,369,000	30,463,000	29,094,000
Interest expense	63,000	445,000	8,573,000	8,128,000
Loss from extinguishment of debt	—	—	1,266,000	1,266,000

Total operating expenses	852,000	2,056,000	55,571,000	53,515,000

Gain (loss) on derivative financial instruments	(294,000)	(117,000)	2,040,000	2,157,000

Net loss	(1,146,000)	(2,073,000)	(52,587,000)	(50,514,000)
Cumulative effect of a change in accounting principle	—	—	480,000	480,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(101,000)	(126,000)	(1,039,000)	(913,000)
Amortization of derivative discount on Series B preferred stock	(228,000)	(249,000)	(1,228,000)	(979,000)
Value of warrants issued in connection with sales of Series B preferred stock	—	—	(1,536,000)	(1,536,000)

Total dividends for the benefit of preferred stockholders	(329,000)	(375,000)	(3,803,000)	(3,428,000)

Net loss applicable to common stock	$(1,475,000)	$(2,448,000)	$(55,910,000)	$(53,462,000)

Net loss per common share — basic and diluted	$(0.04)	$(0.06)

Weighted average number of shares of common shares outstanding	35,010,142	42,425,945

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2009 and 2010 and
From August 4, 2000 (inception) to March 31, 2010
(Unaudited)

			Period from
	Three months	Three months	August 4, 2000
	ended	ended	(Inception) to
	March 31,	March 31,	March 31,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(1,146,000)	$(2,073,000)	$(52,587,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,000	15,000	338,000
Noncash interest imputed upon conversion of debt to equity	32,000	—	5,620,000
Noncash interest from deferred financing costs and debt-based derivative liabilities	—	371,000	2,692,000
Loss (gain) on derivative financial instruments	294,000	117,000	(2,040,000)
Loss from sale of assets	—	—	48,000
Securities issued for services	7,000	29,000	1,170,000
Beneficial conversion feature of notes payable	—	10,000	211,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in lieu of interest payments	6,000	1,000	381,000
Equity-based compensation	142,000	286,000	18,951,000
Changes in assets and liabilities:
Accounts receivable	—	(92,000)	(92,000)
Inventory	—	(40,000)	(40,000)
Prepaid expenses and other assets	(20,000)	(11,000)	(434,000)
Accounts payable and accrued expenses	170,000	274,000	1,847,000

Net cash used in operating activities	(503,000)	(1,113,000)	(23,317,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of property and equipment	—	(93,000)	(270,000)

Net cash used in investing activities	—	(93,000)	(448,000)

Cash flows from financing activities:
Due to related parties	—	—	100,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	261,000	—	2,915,000
Proceeds from sale of common stock	128,000	—	11,268,000
Repayment of notes	—	—	(905,000)
Proceeds from bridge loan	200,000	—	300,000
Proceeds from sale of notes	—	970,000	9,901,000
Proceeds for stock to be issued	—	—	16,000
Contributed capital	—	—	178,000

Net cash provided by financing activities	589,000	970,000	24,073,000

Net increase (decrease) in cash	86,000	(236,000)	308,000
Cash at beginning of period	182,000	544,000	—

Cash at end of period	$268,000	$308,000	$308,000

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

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Stockholders’ Equity
For the three months ended March 31, 2010
(Unaudited)

			Preferred Stock				Additional
	Common Stock		Class A		Class B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009	41,813,959	$4,000	157,592	$—	5,210,101	$—	$46,848,000	$(53,462,000)	$(6,610,000)
Accrued dividends on preferred stock	—	—	—	—	—	—	—	(126,000)	(126,000)
Issuance of stock for interest payments	1,092	—	—	—	—	—	1,000	—	1,000
Issuance of stock for services	193,998	—	—	—	—	—	136,000	—	136,000
Issuance of stock options for services	—	—	—	—	—	—	179,000	—	179,000
Issuance of stock for conversion of notes payable	899,924	—	—	—	—	—	404,000	—	404,000
Warrants issued related to notes payable transactions	—	—	—	—	—	—	135,000	—	135,000
Exercise of warrants	25,000	—	—	—	—	—	—	—	—
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	249,000	(249,000)	—
Net loss	—	—	—	—	—	—	—	(2,073,000)	(2,073,000)

Balance at March 31, 2010	42,933,973	$4,000	157,592	$—	5,210,101	$—	$47,952,000	$(55,910,000)	$(7,954,000)

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
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, as amended on Form 10-Q/A filed with the SEC on September 17, 2010.
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

Cumulative Effect of a Change in Accounting Principle
     On June 25, 2008 the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Accounting Standards Codification (“ASC”) 815, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock.” This Issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. If an embedded feature (for example, the conversion option embedded in a convertible debt instrument) does not meet the scope exception in ASC 815, it would be separated from the host contract (the debt instrument) and be separately accounted for as a derivative by the issuer. ASC 815 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, to be applied to outstanding instruments as of the effective date.
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

	Derivative
	financial
	instruments
	payable in shares	Additional paid-	Accumulated
	of common stock	in capital	deficit
Aggregate fair value at issuance	$(4,568,000)	$4,568,000	$—
2008 mark-to-market gain	999,000	—	(999,000)
2008 preferred dividend for discount amortization	—	(519,000)	519,000

As recorded on January 1, 2009	$(3,569,000)	$4,049,000	$(480,000)

     Management calculated the fair values at issuance and the mark-to-market gains using the Black-Scholes-Merton options pricing method with the following assumptions: risk-free interest rates of 2.10% — 4.25%, expected life of 5 years, expected volatility of 63% and dividend yield of zero.
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
Accounts receivable
     Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management’s evaluation of the collectibility of outstanding balances and is zero at March 31, 2010.
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
Research and Development Costs
     Research and development expenditures are comprised of costs incurred in performing research and development activities. These include payments to collaborative research partners, including wages and associated employee benefits, facilities and overhead costs. These are expensed as incurred.
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
NOTE 4 — CURRENT DEBT
     At December 31, 2009 and March 31, 2010 current debt consists of:

	December 31,	March 31,
	2009	2010
2004 Notes	$250,000	$250,000
12% Convertible Promissory Notes	110,000	110,000
Bank loans	100,000	300,000

Balance	$460,000	$660,000

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

     During the quarter ended March 31, 2010 certain 8% Notes were converted into common stock as provided for by terms of the debt instrument. This resulted in a $117,000 realized gain to the Company, included in the amount reported in the condensed consolidated statement of operations as “gain (loss) on derivative financial instruments”, and measured by the difference between the fair value of the beneficial conversion feature just prior to the conversion and the fair value of the beneficial conversion feature as of the most recent mark-to-market calculation. The beneficial conversion feature was valued at dates of conversion using the Black-Scholes-Merton options pricing model with the following assumptions: risk-free interest rates ranging from 0.84% to 1.31%, expected life of 1.25 to 2 years, expected volatility of 63% and dividend yield of zero. Related unamortized discount of $139,000 was recognized as interest expense as a result of the conversions.
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
     The conversion rights embedded in the 8% Subordinated Notes are accounted for as derivative financial instruments because of the beneficial conversion feature embedded therein. The beneficial conversion feature was valued at date of issuance using the Black- Scholes-Merton options pricing model with the following assumptions: risk-free interest rates ranging from 1.36% to 1.60%, expected life of 3 years, expected volatility of 63% and dividend yield of zero, resulting in fair value of date of issuance of $605,000 in the three months ended March 31, 2010.
     The warrants issued with the 8% Subordinated Notes expire 5 years from date of issuance and were valued using the Black-Scholes-Merton options pricing model with the following assumptions: risk-free interest rates ranging from 2.32% to 2.62%, expected life of 5 years, expected volatility of 63% and dividend yield of zero. The value of the warrants was recorded based on the relative fair value of the principal amount of the 8% Subordinated Notes and the beneficial conversion feature resulting in a credit of $106,000 to additional paid-in capital.

	December 31,	March 31,
	2009	2010
8% Subordinated Notes sold	$903,000	$1,873,000
Unamortized discount	(625,000)	(1,261,000)

Balance	$278,000	$612,000

     The discount is being amortized over the term of the 8% Subordinated Notes.
NOTE 6 — PREFERRED STOCK
     The Company has two classes of preferred stock: Series A Convertible Cumulative and Series B Voting Junior Convertible Cumulative.
     The Series A Convertible Cumulative preferred stock (“Series A” or “Series A preferred stock”) yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series A accrue and compound annually on such amount from the date of issuance until paid in full or at the option of the holder converted into additional Series A stock at $3.17 per share. At December 31, 2009 and March 31, 2010 accrued dividends payable were $303,000 and $319,000, respectively. Each share of Series A is convertible at the option of the holder into shares of common stock at a conversion rate of 1:1. The conversion price of the Series A is subject to adjustment in certain cases to prevent dilution using a weighted-average anti-dilution formula. The Series A preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event, which is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
     The Series A preferred stock is senior to all other outstanding capital stock and is entitled to a liquidation preference equal to the greater of (i) the issue price per share for the Series A plus any accrued and unpaid dividends or (ii) any accrued and unpaid dividends as of the date of the liquidation plus the amount the holder would have received if prior to liquidation the Series A preferred stock had been converted into common stock. At December 31, 2009 and March 31, 2010 the liquidation preference as described for item (i) totals $751,000 and $767,000, respectively.
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
     The Series B Voting Junior Convertible Cumulative preferred stock (“Series B” or “Series B preferred stock”) yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series B accrue and compound annually on such amount from the date of issuance. At December 31, 2009 and March 31, 2010 accrued dividends payable were $530,000 and $640,000, respectively. Each share of Series B preferred stock is convertible at the option of the holder into shares of common stock at a conversion price equal to the lesser of $0.80 or 80% of the price per share of any common stock sold in a Qualified Financing, plus the amount of all accrued and unpaid dividends on such shares, whether or not declared. A Qualified Financing is defined as the closing of a sale of debt or equity in a registered offering or pursuant to a private placement resulting in at least $3,000,000 of gross proceeds to the Company. The conversion price of the Series B preferred stock is subject to adjustment in certain cases, including dilutive issuances and the issuance of additional shares of common stock. The Series B preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event, which is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Company may, at its option, require all holders of Series B preferred stock then outstanding to convert their shares of Series B into shares of common stock at any time on or after: (i) the closing of a Qualified Financing or (ii) the consummation of a Liquidation Event.
     The Series B preferred stock is entitled to a liquidation preference after distribution or payment is made to holders of the Series A equal to the greater of (i) the issue price per share for the Series B plus any accrued and unpaid dividends or (ii) any accrued and unpaid dividends as of the date of the liquidation plus the amount the holder would have received if prior to liquidation the Series B preferred stock had been converted into common stock. At December 31, 2009 and March 31, 2010 the liquidation preference as described for item (i) totals $5,413,000 and $5,523,000, respectively.
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
NOTE 7 — OUTSTANDING COMMON STOCK PURCHASE WARRANTS AND OPTIONS
     At March 31, 2010 the Company had 13,860,842 warrants outstanding with an average exercise price of $0.98, 122,500 stock options outstanding with an average exercise price of $0.78 under the 2002 Stock Option Plan and 3,042,500 options outstanding with an average exercise price of $0.67 under the 2008 Stock Option Plan.
     The weighted-average grant date fair value of warrants granted in the three months ended March 31, 2010 was $0.76. The warrants expire as follows:

		Average
Year of		exercise
expiration	Quantity	price
2010	62,492	$2.50
2011	580,414	$2.44
2013	9,128,463	$0.95
2014	2,954,473	$0.95
2015	750,000	$1.00
2016	10,000	$1.25
2017	375,000	$1.00
     During the three months ended March 31, 2010:
•	25,000 shares of common stock were issued upon the exercise of 25,000 warrants at an exercise price of $0.01 per share.

•	475,000 options were issued to employees and consultants at exercise prices ranging from $.65 per share to $.71 per share pursuant to the 2008 Stock Option Plan. The options vest ratably over a 12-month period and expire 7 years after the grant date.

•	1,462,500 warrants to purchase common stock were issued in connection with the sale of 8% Subordinated Notes. The warrants are immediately exercisable at $1.00 per share and have a five-year term.
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

		Beneficial	Beneficial
		Conversion –	Conversion –
	Warrants	Preferred Stock	Convertible Notes
Year ended December 31, 2009:
Risk-free interest rate	1.87% - 3.02%	1.87% - 3.02%	1.30% - 3.02%
Expected volatility	63%	63%	63%
Expected life (in years)	3.25 - 5.00	3.25 - 5.00	1.0 - 2.5
Expected dividend yield	0%	0%	0%

Quarter ended March 31, 2010:
Risk-free interest rate	2.55%	2.55%	1.02% - 1.43%
Expected volatility	63%	63%	63%
Expected life (in years)	2.75 - 4.50	2.75 - 4.50	1.5 - 3.0
Expected dividend yield	0%	0%	0%
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

Fair values of liabilities measured on a recurring basis at March 31, 2010 are as follows:

		Quoted
		prices in
		active
		markets for	Significant	Significant
		identical	other observable	unobservable
		liabilities	inputs	inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative financial instruments — December 31, 2009	$4,414,000	$—	$—	$4,414,000

Derivative financial instruments — March 31, 2010	$5,135,000	$—	$—	$5,135,000

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

		Beneficial	Beneficial
		Conversion –	Conversion –
		Preferred	Convertible
	Warrants	Stock	Notes	Total
Balance, January 1, 2010	$1,871,000	$1,698,000	$845,000	$4,414,000
Included in earnings as gain (loss) (1):
Realized	—	—	(112,000)	(112,000)
Unrealized (2)	212,000	142,000	(125,000)	229,000
Purchases, sales, and other	—	—	—	—
Settlements and issuances — net	—	—	604,000	604,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2010	$2,083,000	$1,840,000	$1,212,000	$5,135,000

(1)	Gain included in earnings is reported as gain (loss) on derivative financial instruments.

(2)	Total unrealized loss related to Level 3 instruments held at March 31, 2010.
NOTE 9 — RELATED PARTY TRANSACTIONS
     In 2003 the Company purchased the software related to the PD2i Cardiac Analyzer™ from one of its founding scientists, who is now an employee and a director. Terms of the Purchase and Royalty Agreement provide that $100,000 of the purchase price be deferred until the Company begins receiving revenue from the PD2i Cardiac Analyzer™. Accordingly, this amount is included in the accompanying Consolidated Balance Sheet as Due to Related Parties. The Agreement further provides for an ongoing royalty to be paid to the scientist amounting to 10% of amounts received by the Company from any activities relating to the PD2i Cardiac Analyzer™ for the life of the patents. Royalty payments will commence after the Company has recovered its development costs in full.
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

NOTE 10 — RETIREMENT PLAN
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
NOTE 11 — COMMITMENTS AND CONTINGENCIES
From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.
NOTE 12— SUBSEQUENT EVENTS
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this Quarterly Report on Form 10-Q/A, “Vicor,” and the terms “Company”, “we”, “us” and “our” refer to Vicor Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q/A are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, which was amended on September 17, 2010,and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q/A reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.
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
     Our plan of operations includes:
1.	Increasing sales of the PD2i Analyzer™ to physicians in the United States through the use of independent distributors and direct sales personnel.

2.	Raising additional capital with which to expand the sales and administrative infrastructure and fund ongoing operations until our operations generate positive cash flow.

3.	Completing various clinical trials and 510(k) submission(s) to secure additional marketing claims for the PD2i Analyzer™ to enhance and accelerate marketing efforts.

4.	Initiating international sales of the PD2i Analyzer™ and PD2i-VS™ (Vital Sign), including securing CE Mark Clearance, if required.
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

					Inception to
	Three months ended March 31,				March 31
	2009		2010		2010
			(UNAUDITED)		(UNAUDITED)
Revenues	$—	0.0%	$100,000	4.8%	$944,000	1.8%
Operating expenses:
Cost of sales	—	0.0%	85,000	4.1%	85,000.00	0.2%
Research and development	199,000	23.4%	157,000	7.6%	15,184,000	27.3%
Selling, general and administrative expenses	590,000	69.3%	1,369,000	66.7%	30,463,000	54.8%
Interest expense	63,000	7.3%	445,000	21.6%	8,573,000	15.4%
Loss from extinguishment of debt	—	0.0%	—	0.0%	1,266,000	2.3%

Total operating expenses	852,000	100.0%	2,056,000	100.0%	55,571,000	100.0%
Gain/(loss) on derivative financial instruments	(294,000)	-25.7%	(117,000)	-5.6%	2,040,000	3.9%

Net loss	(1,146,000)	-125.7%	(2,073,000)	-100.8%	(52,587,000)	-94.3%
Cumulative effect of change in accounting principal					480,000	-0.9%
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(101,000)	-8.8%	(126,000)	-6.1%	(1,039,000)	-2.0%
Amortization of derivative discount on Series B preferred stock	(228,000)	-19.9%	(249,000)	-12.0%	(1,228,000)	-2.3%
Value of warrants issued in connection with sales of Series B preferred stock	—	0.0%	—	0.0%	(1,536,000)	-2.9%

Total dividends for the benefit of preferred stockholders	(329,000)	-28.7%	(375,000)	-18.1%	(3,803,000)	-7.2%

Net loss applicable to common stock	$(1,475,000)	-154.4%	$(2,448,000)	-118.9%	$(55,910,000)	-102.4%

Net loss per common share — basic and diluted	$(0.04)		$(0.06)

Weighted average number of shares of common shares outstanding	35,010,142		42,425,945

Three months ended March 31, 2010 compared to the three months ended March 31, 2009
Revenues
     We had revenues of $100,000 in the three months ended March 31, 2010 compared with no revenues in the first quarter of 2009. Our revenues consisted of $88,000 in fees generated from the sale of PD2i Analyzers™ to physicians and our independent sales agent and $12,000 related to fees for analysis of ECG data collected by physicians. The independent sales agent is using these devices primarily for demonstration purposes.
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

Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) costs were $1,369,000, or 66.7% of total expenses, for the three months ended March 31, 2010 compared to $590,000, or 69.3% of total expenses, for the three months ended March 31 2009. The increase in expenses of $779,000 in the three months ended March 31, 2010 compared to the same period in 2009 was principally attributable to: a) $432,000 for increased infrastructure and personnel to support the sales and information technology functions, b) $77,000 related to our increased investor relations activities, and c) $203,000 related to equity-based compensation arising from issuance of common stock and stock options to new employees. It is anticipated that our SG&A expenses will continue to increase throughout the year in response to increased sales and related infrastructure requirements.
Interest Expense
     Interest expense was $445,000, or 21.6% of total expenses, for the quarter ended March 31, 2010, compared to $63,000, or 7.3% of total expenses, for the quarter ended March 31, 2009. The principal reason for the increase was due to increased indebtedness related to the issuance of 8% Notes and 8% Subordinated Notes, including noncash charges from period amortization of debt discount and of unamortized debt discount written off upon conversion of 8% Notes.
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
PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit No.	Description

10.1	Form of 8% Subordinated Convertible Note (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2010).

10.2	Employment Agreement dated January 1, 2009 between Vicor Technologies, Inc. and Jerry Anchin (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2010).

10.3	Employment agreement dated January 1, 2009 between Victor Technologies, Inc. and James Skinner (incorporated by reference to Exhibit 10.3 in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2010).

31.1	Certification of David H. Fater, Chief Executive Officer, President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Thomas J. Bohannon, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of David H. Fater, Chief Executive Officer, President and Chief Financial Officer and Thomas J. Bohannon, Chief Accounting Officer, of Vicor Technologies, Inc., pursuant to 18 U.S.C. 1350.*

*	Filed herewith

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