Form 10-Q/A
period 2010-06-30
Vicor Technologies, Inc.
filed 2010-09-17
CIK 1335104

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

EXPLANATORY NOTE
We originally filed our Quarterly Report on Form 10-Q for the six months ended June 30, 2010 (the “Original 10-Q”) with the Securities and Exchange Commission (“SEC”) on August16, 2010 (the “Original Filing Date”). The purpose of this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) is to revise certain information contained in the discussion and analysis of our financial condition and results of operations (“MD&A”) and to revise our condensed consolidated financial statements for the six months ended June 30, 2010 to reclassify certain amounts in the consolidated statements of operations and cash flows and to expand certain footnote disclosures, which are included in our Original 10-Q. Management and the Audit Committee of our Board of Directors concluded that the discussion of MD&A, the Company’s financial statements for the six months ended June 30, 2010 and certain related matters (the “Revisions”) should be revised due to certain review comments made by the Staff of the SEC.
This Form 10-Q/A only amends and restates Items 1, 2 and 4Tof Part I and Item 6 of Part II of our Original 10-Q, in each case, solely as a result of, and to reflect, the Revisions, and no other information in our Original 10-Q is amended hereby. Except for the amended or restated information contained herein, this Form 10-Q/A continues to speak as of the Original Filing Date (unless explicitly identified as of another date). Other events or circumstances occurring after the Original Filing Date or other disclosures necessary to reflect subsequent events have not been updated subsequent to the date of the Original 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our periodic filings, including any amendments to those filings, as well as any Current Reports on Form 8-K filed with the SEC, subsequent to the Original Filing Date of our Original 10-Q.
In addition to this Amendment No. 1 to our Form 10-Q, we are simultaneously filing an amendment to our Form 10-K for the year ended December 31, 2009 and an amendment to our Form 10-Q for the quarterly period ended March 31, 2010.

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q/A for the Period Ended June 30, 2010
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 (unaudited)	4
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2010 and the period from August 4, 2000 (inception) through June 30, 2010 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2010 and the period from August 4, 2000 (inception) through June 30, 2010 (unaudited)	7
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the six months ended June 30, 2010 (unaudited)	9
Notes to Condensed Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4T. Controls and Procedures	30
PART II — Other Information
Item 6. Exhibits	30
Signatures	31

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2009 and June 30, 2010
(Unaudited)

	December 31,	June 30,
	2009	2010
ASSETS
Current assets:
Cash	$544,000	$1,257,000
Accounts receivable	—	61,000
Inventory	—	141,000
Prepaid expenses	74,000	69,000

Total current assets	618,000	1,528,000

Property and equipment:
Equipment	35,000	142,000
Furniture and fixtures	24,000	24,000
Less accumulated depreciation	(38,000)	(52,000)

Net property and equipment	21,000	114,000

Other assets:
Deposits	12,000	16,000
Deferred charges	168,000	731,000
Intellectual property, net of accumulated amortization of $223,000 and $243,000 at December 31, 2009 and June 30, 2010, respectively	229,000	209,000

	$1,048,000	$2,598,000

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$600,000	$994,000
Current debt	460,000	660,000
Due to related parties	100,000	90,000

Total current liabilities	1,160,000	1,744,000

Long-term liabilities:
Long-term debt	1,251,000	1,662,000
Accrued dividends	833,000	1,073,000
Derivative financial instruments payable in shares of common stock	4,414,000	6,611,000

Total long-term liabilities	6,498,000	9,346,000

Commitments and contingencies
Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively; preference in liquidation of $751,000 and $786,000 at December 31, 2009 and June 30, 2010, respectively	—	—
Series B Voting Junior Convertible Cumulative, 5,210,101 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively; preference in liquidation of $5,413,000 and $5,594,000 at December 31, 2009 and June 30, 2010, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 41,813,959 and 45,403,976 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	4,000	5,000
Additional paid-in capital	46,848,000	49,556,000
Deficit accumulated during the development stage	(53,462,000)	(58,053,000)

Net capital deficiency	(6,610,000)	(8,492,000)

	$1,048,000	$2,598,000

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
     The Company’s Series B preferred stock and related warrants contain terms in which the conversion or exercise price may be reduced if the company issues or sells shares of its common stock at a price less than the conversion price of the Series B Preferred Stock or the exercise price of the warrants. Under the consensus reached in ASC 815, the conversion option is not considered indexed to the Company’s own stock because the conversion rate can be affected by future equity offerings undertaken by the Company at the then-current market price of the related shares. Therefore, such embedded features are now accounted for as derivatives, which are presented as liabilities under generally accepted accounting principles. As a change in accounting principle, this resulted in adjustments on January 1, 2009 to decrease beginning additional paid-in capital by $4,049,000, as follows:

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
     The Series B preferred stock is entitled to a liquidation preference after distribution or payment is made to holders of the Series A equal to the greater of (i) the issue price per share for the Series B plus any accrued and unpaid dividends or (ii) any accrued and unpaid dividends as of the date of the liquidation plus the amount the holder would have received if prior to liquidation the Series B preferred stock had been converted into common stock. At December 31, 2009 and June 30, 2010 the liquidation preference as described for item (i) totals $5,413,000 and $5,594,000, respectively.
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

     The weighted-average grant date fair value of all warrants granted during 2009 and during the six months ended June 30, 2010 was $0.94 and $0.70, respectively.
     The warrants expire as follows:

		Average
		exercise
Year of expiration	Quantity	price
2010	62,492	$2.50
2011	580,414	$2.44
2013	9,128,463	$0.95
2014	2,991,973	$0.95
2015	4,140,000	$1.00
2016	10,000	$1.25
2017	375,000	$1.00
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
     The 2008 Plan has a weighted average grant date fair value of $0.77 and weighted average remaining contractual term for the vested options of 6.7 years.
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

		Beneficial	Beneficial
		Conversion -	Conversion -
	Warrants	Preferred Stock	Convertible Notes
Year ended December 31, 2009:
Risk-free interest rate	1.87% - 3.02%	1.87% - 3.02%	1.30% - 3.02%
Expected volatility	63%	63%	63%
Expected life (in years)	3.25 - 5.00	3.25 - 5.00	1.0 - 2.5
Expected dividend yield	0%	0%	0%

Quarter ended June 30, 2010:
Risk-free interest rate	1.79%	1.79%	1.00%
Expected volatility	63%	63%	63%
Expected life (in years)	2.5 - 4.25	2.5 - 4.25	2.34 - 2.43
Expected dividend yield	0%	0%	0%
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

		Beneficial	Beneficial
		Conversion -	Conversion -
		Preferred	Convertible
	Warrants	Stock	Notes	Total
Balance, January 1, 2009	$1,905,000	$1,664,000	$—	$3,569,000
Included in earnings (1):
Realized gain (loss)	—	—	(36,000)	(36,000)
Unrealized gain (loss) (2)	211,000	189,000	18,000	418,000
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	207,000	229,000	779,000	1,215,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, June 30, 2009	$2,323,000	$2,082,000	$761,000	$5,166,000

Balance, January 1, 2010	$1,871,000	$1,698,000	$845,000	$4,414,000
Included in earnings (1):
Realized gain (loss)	—	—	(311,000)	(311,000)
Unrealized gain (loss) (2)	115,000	66,000	(207,000)	(26,000)
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	—	—	2,534,000	2,534,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, June 30, 2010	$1,986,000	$1,764,000	$2,861,000	$6,611,000

(1)	Gain included in earnings is reported as gain on derivative financial instruments.

(2)	Unrealized gain (loss) related to Level 3 instruments held at June 30, 2009 or June 30, 2010, respectively.

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
NOTE 12 — SUBSEQUENT EVENTS
     The Company filed a Form S-1, Registration Statement under the Securities Act of 1933, on May 28, 2010 to register common stock and warrants to purchase common stock for a proposed maximum aggregate offering price of $10,000,000. At September 17, 2010 the registration had not become effective.
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
Forward-Looking Statements
     This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q/A are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, which was amended on September 17, 2010, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q/A reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.
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
     Our plan of operations consists of:
1.	Increasing sales of the PD2i Analyzer™ to physicians and health care facilities in the United States through the use of independent distributors and direct sales personnel.

2.	Raising additional capital with which to expand the sales and administrative infrastructure and fund ongoing operations until our operations generate positive cash flow.

3.	Completing various clinical trials and 510(k) submissions to secure additional marketing claims for the PD2i Analyzer™ to enhance and accelerate marketing efforts.

4.	Initiating international sales of the PD2i Analyzer™ and PD2i- VS ™ (Vital Sign), including securing CE Mark Clearance, if required.
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

	Three months ended June 30
	2009		2010
			(UNAUDITED)
Revenues	$—	0.0%	$8,000	-0.4%
Operating expenses:
Cost of sales	—	0.0%	2,000	0.1%
Research and development	271,000	22.4%	193,000	8.6%
Selling, general and administrative expenses	599,000	49.6%	1,400,000	62.5%
Interest expense	338,000	28.0%	646,000	28.8%

Total operating expenses	1,208,000	100.0%	2,241,000	100.0%
Gain(loss) on derivative financial instruments	(88,000)	7.3%	454,000	-20.3%

Net loss	(1,296,000)	107.3%	(1,779,000)	79.3%

Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(103,000)	8.5%	(114,000)	5.1%
Amortization of derivative discount on Series B preferred stock	(93,000)	7.7%	(250,000)	11.2%

Total dividends for the benefit of preferred stock	(196,000)	16.2%	(364,000)	16.3%

Net loss applicable to common stock	$(1,492,000)	123.5%	$(2,143,000)	95.6%

Net loss per common share — basic and diluted	$(0.04)		$(0.05)

Weighted average number of shares of common shares outstanding	36,389,671		44,603,885

	Six months ended June 30,
	2009		2010
			(UNAUDITED)
Revenues	$—	0.0%	$108,000	-2.5%
Operating expenses:
Cost of sales	—	0.0%	87,000	2.0%
Research and development	470,000	22.8%	350,000	8.2%
Selling, general and administrative expenses	1,189,000	57.7%	2,857,000	66.5%
Interest expense	401,000	19.5%	1,003,000	23.3%
Loss from extinguishment of debt	—	0.0%	—	0.0%

Total operating expenses	2,060,000	100.0%	4,297,000	100.0%
Gain(loss) on derivative financial instruments	(382,000)	18.5%	337,000	-7.8%

Net loss	(2,442,000)	118.5%	(3,852,000)	89.7%

Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(204,000)	9.9%	(240,000)	5.6%
Amortization of derivative discount on Series B preferred stock	(321,000)	15.6%	(499,000)	11.6%

Total dividends for the benefit of preferred stock	(525,000)	25.5%	(739,000)	17.2%

Net loss applicable to common stock	$(2,967,000)	144.0%	$(4,591,000)	106.9%

Net loss per common share — basic and diluted	$(0.08)		$(0.11)

Weighted average number of shares of common shares outstanding	35,649,907		43,524,192

Three months ended June 30, 2010 compared to the three months ended June 30, 2009
Revenues
     Revenues were $8,000 in the three months ended June 30, 2010 which brought the six month total to $108,000. Revenue generation commenced in 2010. The Company’s policy is to recognize revenue for sales to independent sales agents at time of shipment and for sales to physicians upon acceptance of the equipment by the customer. Revenue related to the analysis of test results is recognized as the procedures are performed and test results are provided by the Company.
     Since revenue commenced in the first quarter of 2010, through August 13, 2010 a total of 37 PD2i Analyzers™ have been sold or placed into service, including 25 with independent sales agents and sales representatives.
     We anticipate that as the Company increases the number of its sales representatives and independent sales agents revenue will follow accordingly.
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

Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $1,400,000, or 62.5% of total expenses, for the three months ended June 30, 2010 compared to $599,000, or 49.6% of total expenses for the three months ended June 30, 2009. The most significant components of the increase in expenses of $801,000 are: a) $203,000 for increased infrastructure and personnel to support the sales and information technology functions; b) $22,000 related to our increased investor relations activities; c) $438,000 of consulting fees related to financing, marketing and operations; d) $71,000 of legal fees related to patent prosecution and financing and e) $81,000 related to equity-based compensation.
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
     Revenues were $8,000 in the three months ended June 30, 2010 which brought the six month total to $108,000. Revenue generation commenced in 2010. The Company’s policy is to recognize revenue for sales to independent sales agents at time of shipment and for sales to physicians upon acceptance of the equipment by the customer. Revenue related to the analysis of test results is recognized as the procedures are performed and test results are provided by the Company.
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