Form 10-Q
period 2010-09-30
Vicor Technologies, Inc.
filed 2010-11-12
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
     As of September 30, 2010, there were 46,184,165 shares of the Registrant’s Common Stock, $.0001 par value, outstanding.
Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☑

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2010
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2010 and the period from August 4, 2000 (inception) through September 30, 2010 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2010 and the period from August 4, 2000 (inception) through September 30, 2010 (unaudited)	6
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the nine months ended September 30, 2010 (unaudited)	8
Notes to Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4. Controls and Procedures	32
PART II — Other Information
Item 1. Legal Proceedings	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	33
Item 4. Removed and reserved	33
Item 5. Other Information	33
Item 6. Exhibits	33
Signatures	34

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
As of December 31, 2009 and September 30, 2010
(Unaudited)

	December 31, 2009	September 30, 2010
ASSETS
Current assets:
Cash	$544,000	$331,000
Receivables	—	58,000
Inventory	—	126,000
Prepaid expenses	74,000	85,000

Total current assets	618,000	600,000

Property and equipment:
Equipment	35,000	145,000
Furniture and fixtures	24,000	24,000
Less accumulated depreciation	(38,000)	(63,000)

Net property and equipment	21,000	106,000

Other assets
Deposits	12,000	18,000
Deferred charges	168,000	650,000
Intellectual property, net of accumulated amortization of $223,000 and $251,000 at December 31, 2009 and September 30, 2010, respectively	229,000	201,000

	$1,048,000	$1,575,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$600,000	$1,068,000
Deferred revenue	—	15,000
Current debt	460,000	660,000
Due to related parties	100,000	89,000

Total current liabilities	1,160,000	1,832,000

Long-term liabilities:
Long-term debt	1,251,000	2,226,000
Accrued dividends	833,000	834,000
Derivative financial instruments payable in shares of common stock	4,414,000	5,469,000

Total long-term liabilities	6,498,000	8,529,000

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 shares authorized:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2009 and none at September 30, 2010; preference in liquidation of $751,000 and none at December 31, 2009 and September 30, 2010, respectively	—	—
Series B Voting Junior Convertible Cumulative, 5,210,101 and 5,185,101 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively; preference in liquidation of $5,413,000 and $5,697,000 at December 31, 2009 and September 30, 2010, respectively	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 41,813,959 and 46,184,165 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	4,000	5,000
Additional paid-in capital	46,848,000	50,440,000
Deficit accumulated during the development stage	(53,462,000)	(59,231,000)

Net capital deficiency	(6,610,000)	(8,786,000)

	$1,048,000	$1,575,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended September 30, 2009 and 2010
(Unaudited)

	Three months ended	Three months ended
	September 30,	September 30,
	2009	2010
Revenues	$—	$14,000

Operating expenses:
Cost of sales	—	1,000
Research and development	141,000	161,000
Selling, general and administrative expenses	1,418,000	1,353,000
Interest expense	1,078,000	458,000
Loss from extinguishment of debt	167,000	—

Total operating expenses	2,804,000	1,973,000
Gain (loss) on derivative financial instruments	(1,452,000)	1,142,000

Net loss	(4,256,000)	(817,000)
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(115,000)	(105,000)
Amortization of derivative discount on Series B preferred stock	(408,000)	(256,000)

Total dividends for the benefit of preferred stockholders	(523,000)	(361,000)

Net loss applicable to common stock	$(4,779,000)	$(1,178,000)

Net loss per common share — basic and diluted	$(0.12)	$(0.03)

Weighted average number of shares of common shares outstanding	38,352,329	45,696,110

See accompanying notes to condensed consolidated financial statements

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the nine months ended September 30, 2009 and 2010 and
For the period from August 4, 2000 (inception) to September 30, 2010
(Unaudited)

			Period from
			August 4, 2000
	Nine months ended	Nine months ended	(Inception) to
	September 30,	September 30,	September 30,
	2009	2010	2010
Revenues	$—	$122,000	$966,000

Operating expenses:
Cost of sales	—	88,000	88,000
Research and development	611,000	511,000	15,538,000
Selling, general and administrative expenses	2,607,000	4,210,000	33,216,000
Interest expense	1,479,000	1,461,000	9,677,000
Loss from extinguishment of debt	167,000	—	1,266,000

Total operating expenses	4,864,000	6,270,000	59,785,000
Gain (loss) on derivative financial instruments	(1,834,000)	1,479,000	3,636,000

Net loss	(6,698,000)	(4,669,000)	(55,183,000)
Cumulative effect of a change in accounting principle	—	—	480,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(319,000)	(345,000)	(1,258,000)
Amortization of derivative discount on Series B preferred stock	(729,000)	(755,000)	(1,734,000)
Value of warrants issued in connection with sales of Series B preferred stock	—	—	(1,536,000)

Total dividends for the benefit of preferred stockholders	(1,048,000)	(1,100,000)	(4,528,000)

Net loss applicable to common stock	$(7,746,000)	$(5,769,000)	$(59,231,000)

Net loss per common share — basic and diluted	$(0.21)	$(0.13)

Weighted average number of shares of common shares outstanding	36,488,985	44,338,061

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2010 and
For the period from August 4, 2000 (inception) to September 30, 2010
(Unaudited)

			Period from
	Nine months	Nine months	August 4, 2000
	ended	ended	(Inception) to
	September 30,	September 30,	September 30,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(6,698,000)	$(4,669,000)	$(55,183,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,000	53,000	376,000
Noncash interest imputed upon conversion of debt to equity	1,321,000	—	5,620,000
Noncash interest from deferred financing costs and debt-based derivative liabilities	313,000	1,130,000	3,279,000
Loss (gain) on derivative financial instruments	1,834,000	(1,479,000)	(3,636,000)
Loss from sale of assets	—	—	48,000
Securities issued for services	358,000	230,000	1,543,000
Beneficial conversion feature of notes payable	—	68,000	269,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in lieu of interest payments	22,000	5,000	385,000
Warrants issued for consulting	—	35,000	35,000
Equity-based compensation	499,000	460,000	19,125,000
Changes in assets and liabilities:
Accounts receivable	—	(43,000)	(43,000)
Inventory	—	(126,000)	(126,000)
Prepaid expenses and other assets	(314,000)	(667,000)	(1,090,000)
Accounts payable and accrued expenses	(11,000)	1,233,000	2,806,000

Net cash used in operating activities	(2,644,000)	(3,770,000)	(25,974,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of property and equipment	(24,000)	(110,000)	(287,000)

Net cash used in investing activities	(24,000)	(110,000)	(465,000)

Cash flows from financing activities:
Due to related parties	—	—	100,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	351,000	—	2,915,000
Proceeds from sale of common stock	128,000	—	11,268,000
Repayment of notes	(300,000)	—	(905,000)
Proceeds from bridge loan	300,000	—	300,000
Proceeds from sale of notes	2,660,000	3,667,000	12,598,000
Proceeds for stock to be issued	412,000	—	16,000
Contributed capital	—	—	178,000

Net cash provided by financing activities	3,551,000	3,667,000	26,770,000

Net increase (decrease) in cash	883,000	(213,000)	331,000

Cash at beginning of period	182,000	544,000	—

Cash at end of period	$1,065,000	$331,000	$331,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2010 and
From August 4, 2000 (inception) to September 30, 2010
(Unaudited)

			Period from
	Nine months	Nine months	August 4, 2000
	ended	ended	(Inception) to
	September 30,	September 30,	September 30,
	2009	2010	2010
Supplemental cash flow information:
Issuance of previously-subscribed common stock	$16,000	$—	$16,000

Conversion of accounts payable to note payable	—	—	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	—	—	261,000

Warrants issued in connection with 8% Subordinated Convertible Notes	—	557,000	674,000

Cash paid for interest expense	69,000	55,000	1,014,000

Accrued equity-based compensation	—	—	41,000

Accrued dividends	310,000	339,000	2,722,000

Interest on promissory notes paid in common stock	—	—	520,000

Related-party accrual converted to common stock	—	—	561,000

Conversion of debt to Series B Preferred Stock	—	—	1,567,000

Conversion of notes to common stock	1,505,000	1,206,000	5,815,000

Accrued expenses paid with notes	—	703,000	703,000

Accrued expenses paid with preferred stock	108,000	—	108,000

Accrued expenses paid with common stock	772,000	—	772,000

Fair value of equity-based derivative financial instruments issued	816,000	—	816,000

Fair value of debt-based derivative financial instruments issued	479,000	2,535,000	3,581,000

Deferred costs paid with common stock	358,000	—	358,000

Amortization of derivative discounts	341,000	755,000	1,096,000

Conversion of Series A preferred stock and accrued dividends to common stock	—	335,000	335,000

Conversion of Series B preferred stock and accrued dividends to common stock	—	9,000	91,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Net Capital Deficiency
For the nine months ended September 30, 2010
(Unaudited)

				Preferred Stock			Additional
	Common Stock		Series A		Series B		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009	41,813,959	$4,000	157,592	$—	5,210,101	$—	$46,848,000	$(53,462,000)	$(6,610,000)
Accrued dividends on preferred stock	—	—	—	—	—	—	—	(345,000)	(345,000)
Conversion of Series A preferred stock to common	417,416	—	(157,592)	—	—	—	335,000	—	335,000
Conversion of Series B preferred stock to common	28,167	—	—	—	(25,000)	—	9,000	—	9,000
Issuance of stock for interest payments	7,644	—	—	—	—	—	5,000	—	5,000
Issuance of stock for services	573,464	—	—	—	—	—	389,000	—	389,000
Issuance of stock options for services	—	—	—	—	—	—	301,000	—	301,000
Issuance of stock for conversion of notes payable	3,318,515	1,000	—	—	—	—	1,206,000	—	1,207,000
Warrants issued related to notes payable transactions	—	—	—	—	—	—	557,000	—	557,000
Issuance of warrants for consulting	—	—	—	—	—	—	35,000	—	35,000
Exercise of warrants	25,000	—	—	—	—	—	—	—	—
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	755,000	(755,000)	—
Net loss	—	—	—	—	—	—	—	(4,669,000)	(4,669,000)

Balance at September 30, 2010	46,184,165	$5,000	—	$—	5,185,101	$—	$50,440,000	$(59,231,000)	$(8,786,000)

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
Organization
     Vicor Technologies, Inc. (“Vicor”) is a development-stage company. As discussed in Note 3 Vicor began generating operating revenues in the first half of 2010, but management does not believe these were significant enough for Vicor to be classified as an operating enterprise at September 30, 2010.
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
Nature of the business
     Vicor is a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on its patented, proprietary point correlation dimension algorithm (the “PD2i® Algorithm”). The PD2i® Algorithm and software facilitates the ability of physicians to accurately risk stratify a specific target population to predict future pathological events, such as fatal cardiac arrhythmias, pump failure death, imminent death from trauma and autonomic nervous system dysfunction. Vicor believes that the PD2i® Algorithm and software represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign. Vicor is currently commercializing two proprietary diagnostic medical products which employ software utilizing the PD2i® Algorithm: the PD2i Analyzer™ (sometimes referred to as the PD2i Cardiac Analyzer™) and the PD2i-VS™ (Vital Sign). It is also anticipated that the PD2i® Algorithm and software applications will allow for the early detection of other disorders and diseases.
     Vicor’s first product, the PD2i Analyzer™, received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. It displays and analyzes electrocardiographic (“ECG”) information and measures heart rate variability (“HRV”), in patients at rest and in response to controlled exercise and paced respiration. The PD2i Analyzer™ applies patented and proprietary technology to analyze a high resolution electrocardiograph signal and measure R-wave intervals. The clinical significance of HRV and other parameters must be determined by a physician. Revenues commenced in January 2010, and the Company has engaged various independent sales agents and sales representatives to market and sell its products in selected geographic areas in the United States. The Company is intensifying its efforts to engage additional independent sales agents and sales representatives in the United States and distributors in Europe, the Middle East, Asia and South America. In September 2010 Vicor hired a national sales manager who is directing the hiring of additional sales personnel and additional independent sales agents in the United States.
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
Risks
     The Company is subject to all the risks inherent in an early stage company in the medical device industry, which is subject to rapid technological change. The Company has numerous competitors, including major pharmaceutical and chemical companies, medical

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)
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
NOTE 2 — LIQUIDITY
     The Company’s financial statements as of and for the three and nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $7,746,000 and $5,769,000 for the nine months ended September 30, 2009 and 2010, respectively, and at September 30, 2010 had negative working capital of $1,232,000, an accumulated deficit of $59,231,000 and a net capital deficiency of $8,786,000. Although sales commenced in January 2010, the Company anticipates operating losses over the next 12 months (and likely longer) as it continues to incur expenditures necessary to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2009 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, as amended on Form 10-K/A filed with the SEC on September 17, 2010.
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand dollars.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)
     The information presented as of September 30, 2010 and for the three and nine months ended September 30, 2009 and 2010 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2010, the condensed consolidated results of its operations for the three and nine months ended September 30, 2009 and 2010, and its condensed consolidated cash flows and net capital deficiency for the nine months ended September 30, 2009 and 2010. The results of operations for the three and nine months ended September 30, 2009 and 2010 are not necessarily indicative of the results for the full year.
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

     Management calculated the fair values at issuance and the mark-to-market gains using the Black-Scholes-Merton option pricing method with the following assumptions: risk-free interest rates of 2.10% — 4.25%, expected life of 5 years, expected volatility of 63% and dividend yield of zero.
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
     Accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At September 30, 2010 the Company had no accounts with balances in excess of FDIC-insured limits.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)
Receivables
     Receivables are reported net of an allowance for doubtful accounts. The allowance is based on management’s evaluation of the collectibility of outstanding balances and is zero at September 30, 2010.
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
Revenue Recognition
     Operating revenues commenced in January 2010 and are predominately the result of equipment sales and fees from physicans related to the analysis of test results.
     The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; fees to the customer are fixed or determinable; and collection of the resulting receivable is reasonably assured.
     The Company sells equipment to physicians and other health-care providers (“Customer” or “Customers”) through both sales representatives employed by the Company and also independent sales agents. Revenues from equipment sales to Customers are generally recognized when title transfers to the Customer, typically upon delivery and acceptance, and includes training that is provided at the time of product delivery. Revenues from sales of equipment to independent sales agents to be used by the agents as demonstration units are recognized upon shipment.
     The Company also enters into lease agreements for certain equipment sales as a financing vehicle. Revenue from the leases is deferred and recognized ratably over the term of the lease, usually 12 months.
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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)
Cash and Cash Equivalents
     The Company considers all investments purchased with original maturities of three months or less to be cash and cash equivalents.
Intellectual Property
     Intellectual property, consisting of patents and other proprietary technology acquired by the Company is stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets.

	December 31,	September 30,
	2009	2010
Patents	$252,000	$252,000
Purchased software	200,000	200,000

	452,000	452,000
Less accumulated amortization	(223,000)	(251,000)

Net intellectual property	$229,000	$201,000

     Amortization expense for the nine months ended September 30, 2009 and 2010 was $29,000 and $28,000, respectively. Legal fees related to the prosecution of new patents and intellectual property are expensed as incurred and amounted to $152,000 and $188,000 for the nine months ended September 30, 2009 and 2010, respectively.
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
Financial Instruments
     The carrying amount of financial instruments, including cash and cash equivalents, accounts payable and notes payable approximates fair value as of December 31, 2009 and September 30, 2010.
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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (CONTINUED)
     For such issuances of convertible securities with detachable warrants, the Company initially records both the warrant and the BCF at fair value, using option pricing models common used by the financial services industry (Black-Scholes-Merton option pricing model) using inputs generally observable in the financial services industry. These derivative financial instruments are marked to market each reporting period, with unrealized changes in value reflected in earnings under the caption “gain (loss) on derivative financial instruments”.
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
Long-Lived Assets
     The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the nine months ended September 30, 2009 and 2010 there were no deemed impairments of long-lived assets.
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
NOTE 4 — CURRENT DEBT
     At December 31, 2009 and September 30, 2010 current debt consists of:

	December 31,	September 30,
	2009	2010
2004 Notes	$250,000	$250,000
12% Convertible Promissory Notes	110,000	110,000
Bank loans	100,000	300,000

	$460,000	$660,000

NOTE 4 — CURRENT DEBT (CONTINUED)
2004 Notes
     The 2004 Notes consist of 12% convertible promissory notes payable to a stockholder and are convertible to common stock at $2.25 per share.
12% Convertible Promissory Notes
     The 12% Convertible Promissory Notes bear interest at 12% per annum, payable monthly, and the maturity dates have been extended on a month-by-month basis.
Bank Loans
     The Company has unsecured loans of $200,000 and $100,000 from Branch Banking and Trust Company (“BB&T”) (formerly Colonial Bank, N.A.) under a loan agreement. The $200,000 loan is due January 2011, resulting in its being classified as long term at December 31, 2009 and short-term at September 30, 2010, and bears interest at 3.54%. The $100,000 loan is classified as current, has a due date of October 2010 and bears interest at 4.83%. As a condition to making the loans, the bank received Certificates of Deposit for $100,000 and $200,000 from the Company’s Chief Executive and Financial Officer, as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of the Chief Executive and Financial Officer for the out-of-pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificates of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 1,092 shares of the Company’s common stock to the Chief Executive and Financial Officer.
NOTE 5 — LONG-TERM DEBT
     Long-term debt consists of:

	December 31,	September 30,
	2009	2010
8% Convertible Notes	$773,000	$—
8% Subordinated Convertible Promissory Notes	278,000	2,226,000
Bank loans	200,000	—

Balance	$1,251,000	$2,226,000

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
     The conversion rights embedded in the 8% Notes are accounted for as derivative financial instruments because of the beneficial conversion feature embedded therein. The beneficial conversion feature was valued at date of issuance using the Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rates ranging from 1.33% to 3.02%, expected life of 2 years, expected volatility of 63% and dividend yield of zero, resulting in fair value at date of issuance of $1,996,000 in 2009.

	December 31,	September 30,
	2009	2010
8% Notes sold	$2,671,000	$2,671,000
8% Notes converted	(1,574,000)	(2,671,000)

	1,097,000	—
Unamortized discount	(324,000)	—

Balance	$773,000	$—

     During 2010 all of the 8% Notes were converted into common stock as provided for by terms of the debt instrument. This resulted in a $310,000 realized gain to the Company, included in the amount reported in the condensed consolidated statement of operations as “gain (loss) on derivative financial instruments”, and measured by the difference between the fair value of the beneficial conversion

NOTE 5 — LONG-TERM DEBT (CONTINUED)
feature just prior to the conversion and the fair value of the beneficial conversion feature as of the most recent mark-to-market calculation. The beneficial conversion feature was valued at dates of conversion using the Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rates ranging from 0.84% to 1.08%, expected life of 2 years, expected volatility of 63% and dividend yield of zero. Related unamortized discount of $261,000 was recognized as interest expense as a result of the conversions.
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
     The conversion rights embedded in the 8% Subordinated Notes are accounted for as derivative financial instruments because of the beneficial conversion feature embedded therein. The beneficial conversion feature was valued at date of issuance using the Black- Scholes-Merton option pricing model with the following assumptions: risk-free interest rates ranging from 1.19% to 1.68%, expected life of 3 years, expected volatility of 63% and dividend yield of zero, resulting in fair value of date of issuance of $2,146,000 in the nine months ended September 30, 2010.
     The warrants issued with the 8% Subordinated Notes expire 5 years from date of issuance and were valued using the Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rates ranging from 1.93% to 2.64%, expected life of 5 years, expected volatility of 63% and dividend yield of zero. The value of the warrants was recorded based on the relative fair value of the principal amount of the 8% Subordinated Notes and the beneficial conversion feature resulting in a credit of $468,000 to additional paid-in capital.

	December 31,	September 30,
	2009	2010
8% Subordinated Notes sold	$903,000	$5,273,000
Unamortized discount	(625,000)	(3,047,000)

Balance	$278,000	$2,226,000

The discount is being amortized over the term of the 8% Subordinated Notes.
NOTE 6 — PREFERRED STOCK
     The Company has two classes of preferred stock: Series A Convertible Cumulative and Series B Voting Junior Convertible Cumulative.
     The Series A Convertible Cumulative preferred stock (“Series A” or “Series A preferred stock”) yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series A accrue and compound annually on such amount from the date of issuance until paid in full or at the option of the holder converted into additional Series A stock at $3.17 per share. At December 31, 2009 and September 30, 2010 accrued dividends payable were $303,000 and none, respectively. Each share of Series A is convertible at the option of the holder into shares of common stock at a conversion rate of 1:1. The conversion price of the Series A is subject to adjustment in certain cases to prevent dilution using a weighted-average anti-dilution formula. The Series A preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event, which is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

NOTE 6 — PREFERRED STOCK (CONTINUED)
     The Series A preferred stock is senior to all other outstanding capital stock and is entitled to a liquidation preference equal to the greater of (i) the issue price per share for the Series A plus any accrued and unpaid dividends or (ii) any accrued and unpaid dividends as of the date of the liquidation plus the amount the holder would have received if prior to liquidation the Series A preferred stock had been converted into common stock. At December 31, 2009 and September 30, 2010 the liquidation preference as described for item (i) totals $751,000 and none, respectively.
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
     In September 2010 the holder of the Series A preferred stock converted all of its shares plus accrued dividends of $335,000 into 417,416 shares of common stock.
     The Series B Voting Junior Convertible Cumulative preferred stock (“Series B” or “Series B preferred stock”) yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series B accrue and compound annually on such amount from the date of issuance. At December 31, 2009 and September 30, 2010 accrued dividends payable were $530,000 and $834,000, respectively. Each share of Series B preferred stock is convertible at the option of the holder into shares of common stock at a conversion price equal to the lesser of $0.80 or 80% of the price per share of any common stock sold in a Qualified Financing, plus the amount of all accrued and unpaid dividends on such shares, whether or not declared. A Qualified Financing is defined as the closing of a sale of debt or equity in a registered offering or pursuant to a private placement resulting in at least $3,000,000 of gross proceeds to the Company. The conversion price of the Series B preferred stock is subject to adjustment in certain cases, including dilutive issuances and the issuance of additional shares of common stock. The Series B preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event, which is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Company may, at its option, require all holders of Series B preferred stock then outstanding to convert their shares of Series B into shares of common stock at any time on or after: (i) the closing of a Qualified Financing or (ii) the consummation of a Liquidation Event.
     The Series B preferred stock is entitled to a liquidation preference after distribution or payment is made to holders of the Series A equal to the greater of (i) the issue price per share for the Series B plus any accrued and unpaid dividends or (ii) any accrued and unpaid dividends as of the date of the liquidation plus the amount the holder would have received if prior to liquidation the Series B preferred stock had been converted into common stock. At December 31, 2009 and September 30, 2010 the liquidation preference as described for item (i) totals $5,413,000 and $5,697,000, respectively.
     The consent of 2/3 of the holders of all Series B preferred stock will be required (i) to amend, alter or repeal any provisions of Series B preferred stock or the Company’s Certificate of Incorporation or Bylaws that materially adversely affect any of the preferences, rights, powers or privileges of the Series B preferred stock; (ii) to pay any dividends on or redeem or repurchase any shares of the Company’s common stock or other junior securities; (iii) create, authorize or issue any other class or series of preferred stock on a parity with, or having greater or preferential rights than, the Series B preferred stock with respect to liquidation, dividends, distribution or conversion upon a liquidation event; (iv) merge, consolidate, sell or dispose of the Company’s assets in a transaction that requires stockholder approval; (v) declare bankruptcy, file an assignment for the benefit of creditors, effect any judicial or voluntary winding up or dissolution or liquidation of the Company or any similar transaction; (vi) borrow funds outside the ordinary course of business; (vii) enter into any transaction with related parties or affiliates of the Company; and (viii) effect any judicial or voluntary winding up or dissolution of the Company or liquidation of the business.
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

NOTE 7 — STOCKHOLDERS’ EQUITY (CONTINUED)
     The Company has issued stock warrants to certain employees, vendors and independent contractors. The warrants are immediately exercisable for a period of three to ten years and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $0.01 - $3.12. The fair value per warrant based on the Black-Scholes-Merton valuation method ranges from $0.31 to $4.99. The weighted average remaining contractual term for the outstanding warrants is 3.3 years.
     The fair value for these warrants was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.87% - 3.00% in 2009 and 1.60% - 2.65% in 2010; dividend yield of 0%; common stock market value of $0.68 in 2009 and $0.55 - $0.85 in 2010, respectively; a weighted average expected warrant life of four years; and a volatility factor of 63% for both years.

NOTE 7 — STOCKHOLDERS’ EQUITY (CONTINUED)

	Shares Under	Weighted-Average
	Warrants	Exercise Price
Balance at inception	—	$—
Granted in connection with stock sold	148,000	1.00
Exercised	—	—

Outstanding at December 31, 2000	148,000	1.00
Granted to employees and others	900,000	0.67
Exercised	—	—

Exercisable at December 31, 2001	1,048,000	0.72
Granted to employees and others	1,270,252	1.09
Exercised	(750)	—

Exercisable at December 31, 2002	2,317,502	0.92
Granted to employees and others	1,520,332	1.14
Exercised	(750)	—

Exercisable at December 31, 2003	3,837,084	1.01
Granted to employees and others	126,200	0.93
Exercised	—	—

Exercisable at December 31, 2004	3,963,284	1.01
Granted to employees and others	595,180	1.21
Exercised	(101,750)	—

Exercisable at December 31, 2005	4,456,714	1.06
Granted to employees and others	70,000	2.50
Exercised	(398,000)	—

Exercisable at December 31, 2006	4,128,714	1.09
Granted to employees and others	470,500	1.00
Exercised	(3,469,908)	—

Exercisable at December 31, 2007	1,129,306	1.96
Granted to employees and others	9,976,707	0.85
Exercised	—	—

Exercisable at December 31, 2008	11,106,013	0.96
Granted to employees and others	1,941,823	0.90
Exercised	(624,494)	0.09

Exercisable at December 31, 2009	12,423,342	0.98
Granted to employees and others	5,968,252	1.00
Expired	(62,492)	2.50
Exercised	(25,000)	0.01

Exercisable at September 30, 2010	18,304,102	0.98

     The weighted-average grant date fair market value of all warrants granted during 2009 and during the nine months ended September 30, 2010 was $0.94 and $0.70 per share, respectively.

NOTE 7 — STOCKHOLDERS’ EQUITY (CONTINUED)
     The warrants expire as follows:

		Average
Year of		exercise
expiration	Quantity	price
2011	580,414	$2.44
2013	9,128,463	$0.95
2014	2,991,973	$0.95
2015	5,218,252	$1.00
2016	10,000	$1.25
2017	375,000	$1.00
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
     The fair value for these options was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.24%, dividend yield of 0%, fair market value of $1.37 in 2007, a weighted-average expected option life of 10 years; and a minimal volatility factor since the Company’s stock was not then actively traded on an established public market.

NOTE 8 — STOCK OPTION PLANS (CONTINUED)
     Information regarding the 2002 Plan is as follows:

		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Options	Exercise
	of Shares	Price	Exercisable	Price
Options outstanding at inception	—
Granted	50,000	$3.00

Outstanding at December 31, 2002	50,000		10,000	$3.00
Granted	—

Outstanding at December 31, 2003	50,000		30,000	$3.00
Granted	1,000	$3.25

Outstanding at December 31, 2004	51,000		51,000	$3.01
Granted	269,000	$2.50
Cancelled	(25,000)	$2.50

Outstanding at December 31, 2005	295,000		295,000	$2.59
Granted	80,000	$2.50
Cancelled	(35,000)	$2.50

Outstanding at December 31, 2006	340,000		340,000	$2.58
Granted	122,500	$1.37		$0.78
Exercised in cashless exercise March 30, 2007	(340,000)	$2.58

Outstanding at September 30,2010	122,500		122,500	$0.78

Reserved for future option grants at September 30, 2010	477,500

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
     Information regarding the 2008 Plan is as follows:

		Weighted-		Weighted-
		Average		Average
	Number	Exercise	Options	Exercise
	of Shares	Price	Exercisable	Price
Options outstanding at inception	—
Granted	417,500	$0.72	417,500	$0.72

Outstanding at December 31, 2008	417,500			$0.72
Granted	2,150,000	$0.78	2,150,000	$0.78

Outstanding at December 31, 2009	2,567,500			$0.77
Granted	700,000	$0.69	316,667	$0.70

Outstanding at September 30, 2010	3,267,500			$0.75

Reserved for future option grants at September 30, 2010	1,732,500

     There was a total of 3,390,000 options outstanding for both plans at September 30, 2010.

NOTE 8 — STOCK OPTION PLANS (CONTINUED)
     The fair value for these options was estimated at the date of grant using the Black-Scholes-Merton option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.97%, dividend yield of 0%, weighted-average expected option life of 10 years; and a volatility factor of 56% in 2008; expected option lives of 7 – 10 years, risk-free interest rate ranging from 2.51% — 3.91%, dividend yield of 0%, and volatility factors ranging from 63% to 172% in 2009.
     The 2008 Plan has a weighted average grant date fair value of $0.62 and weighted average remaining contractual term for the vested options of 6.3 years.
     Compensation expense related to the granting of options under the 2008 Plan was approximately $1,449,000 and $284,000 for the nine months ended September 30, 2009 and 2010, respectively.
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

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

		Beneficial	Beneficial
		Conversion -	Conversion -
	Warrants	Preferred Stock	Convertible Notes
Year ended December 31, 2009:
Risk-free interest rate	1.87% - 3.02%	1.87% - 3.02%	1.30% - 3.02%
Expected volatility	63%	63%	63%
Expected life (in years)	3.25 - 5.00	3.25 - 5.00	1.50 - 3.00
Expected dividend yield	0%	0%	0%

Quarter ended September 30, 2010:
Risk-free interest rate	1.27%	1.27%	0.64%
Expected volatility	63%	63%	63%
Expected life (in years)	2.25 - 4.00	2.25 - 4.00	2.00 - 2.09
Expected dividend yield	0%	0%	0%
     The Company’s methodology to estimate volatility of its common stock is based on an average of published volatilities contained in the most recent audited financial statements of other publicly-reporting companies in industries similar to that of the Company.
Level 3 Assets and Liabilities
     Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of September 30, 2010 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 53% of the Company’s total liabilities.
     Fair values of liabilities measured on a recurring basis at as follows:

		Quoted prices in
		active markets for	Significant other	Significant
		identical labilities	observable	unobservable
	Fair Value	(Level 1)	inputs (Level 2)	inputs (Level 3)
Liabilities:
Derivative financial instruments — December 31, 2009	$4,414,000	$—	$—	$4,414,000

Derivative financial instruments — September 30, 2010	$5,469,000	$—	$—	$5,469,000

     Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2010:

NOTE 9 — FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

		Beneficial	Beneficial
		Conversion -	Conversion -
		preferred	convertible
	Warrants	stock	notes	Total
Balance, January 1, 2009	$1,905,000	$1,664,000	$—	$3,569,000
Included in earnings (1):
Realized loss (gain)	—	—	(37,000)	(37,000)
Unrealized loss (gain) (2)	973,000	901,000	(3,000)	1,871,000
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	213,000	233,000	928,000	1,374,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, September 30, 2009	$3,091,000	$2,798,000	$888,000	$6,777,000

Balance, January 1, 2010	$1,871,000	$1,698,000	$845,000	$4,414,000
Included in earnings (1):
Realized loss (gain)	—	(8,000)	(311,000)	(319,000)
Unrealized loss (gain) (2)	(234,000)	(258,000)	(668,000)	(1,160,000)
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	—	—	2,534,000	2,534,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, September 30, 2010	$1,637,000	$1,432,000	$2,400,000	$5,469,000

(1)	Gain included in earnings is reported as gain (loss) on derivative financial instruments.

(2)	Total unrealized gain related to Level 3 instruments held.
NOTE 10 — RELATED PARTY TRANSACTIONS
     In 2003 the Company purchased the software related to the PD2i Cardiac Analyzer™ from one of its founding scientists, who is now an employee and a director. Terms of the Purchase and Royalty Agreement provide that $100,000 of the purchase price be deferred until the Company begins receiving revenue from the PD2i Cardiac Analyzer™ Accordingly, this amount, net of $11,000 of payments, is included in the accompanying Consolidated Balance Sheet as Due to Related Parties. The Agreement further provides for an ongoing royalty to be paid to the scientist amounting to 10% of amounts received by the Company from any activities relating to the PD2i Cardiac Analyzer™ for the life of the patents. Royalty payments will commence after the Company has recovered its development costs in full.
     Additionally, on January 1, 2007 the Company entered into a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer whereby three of the Company’s employees became employees of ALDA under a Professional Employer Organization (“PEO”) arrangement. This was subsequently increased to fifteen employees. The Service Agreement, which is a cost reimbursement only contract, provides for reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. Costs associated with the contract amounted to $652,000 and $1,160,000 for the nine months ended September 30, 2009 and 2010, respectively.
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

NOTE 12 — SUBSEQUENT EVENTS
     The Company filed a Form S-1, Registration Statement under the Securities Act of 1933, on May 28, 2010 to register common stock and warrants to purchase common stock for a proposed maximum aggregate offering price of $10,000,000. At November 10, 2010 the Form S-1 Registration Statement had not become effective.
     On October 8, 2010 the Company sold Units consisting of 10% Convertible Promissory Notes ( the “10% Notes) plus 6,037,776 warrants to purchase shares of common stock at $0.80 per share. The 10% Notes have a principal amount of $2,717,000, and net proceeds to the Company after fees and related costs paid at closing were $2,423,000. The 10% Notes are convertible into common stock at the lower of a fixed conversion price, as defined, or 75% of the fair market value of the common stock, as defined, and contain redemption provisions upon occurrence of both a Qualified Financing Event, as defined, and a Non-Qualified Financing, as defined
     In October 2010 the Company satisfied the $100,000 loan payable to BB&T. The standby collateral for this loan was released to the Company’s Chief Executive and Financial Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this Quarterly Report on Form 10-Q, “Vicor,” and the terms “Company”, “we”, “us” and “our” refer to Vicor Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, as amended on Form 10-K/A filed with the SEC on September 17, 2010, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.
Plan of Operations
     As a development-stage enterprise, the Company had no significant operating revenues through December 31, 2009. Operating revenues commenced in January 2010, and the Company has engaged various independent sales agents and sales representatives to market and sell its products in selected geographic areas in the United States. Revenues will be predominately the result of equipment sales, fees from physicians and other health-care providers related to the analysis of test results and licensing fees.
     At September 30, 2010 our cash balance was $331,000. During the first nine months of 2010 we received an aggregate of $3,667,000 from the sale of 8% Subordinated Convertible Notes (“8% Subordinated Notes”).
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
Revenue Recognition
     Operating revenues commenced in January 2010 and are predominately the result of equipment sales and fees from physicians related to the analysis of test results.
     The Company recognizes revenue when it is realized or realizable and earned. Revenue is considered realized and earned when persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; fees to the customer are fixed or determinable; and collection of the resulting receivable is reasonably assured.
     The Company sells equipment to physicians and other health care providers (“Customer” or “Customers”) through both sales representatives employed by the Company and also independent sales agents. Revenues from equipment sales to Customers are generally recognized when title transfers to the Customer, typically upon delivery and acceptance, and includes training that is provided at the time of product delivery. Revenues from sales of equipment to independent sales agents to be used by the agents as demonstration units are recognized upon shipment.
     The Company’s normal payment terms are net 30 days. However, in those cases where the Company grants extended payment terms to a Customer, the Company defers revenue recognition until Customer acceptance of the equipment.

     The Company also enters into lease agreements for certain equipment sales as a financing vehicle. Revenue from the leases is deferred and recognized ratably over the term of the lease, usually 12 months.
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

	Three months ended September 30,
	2009		2010
	(UNAUDITED)
Revenues	$—	0.0%	$14,000	-0.7%
Operating expenses:
Cost of sales	—	0.0%	1,000	0.1%
Research and development	141,000	5.0%	161,000	8.2%
Selling, general and administrative expenses	1,418,000	50.6%	1,353,000	68.5%
Interest expense	1,078,000	38.4%	458,000	23.2%
Loss from extinguishment of debt	167,000	6.0%	—	0.0%

Total operating expenses	2,804,000	100.0%	1,973,000	100.0%
Gain (loss) on derivative financial instruments	(1,452,000)	51.8%	1,142,000	-57.9%

Net loss	(4,256,000)	151.8%	(817,000)	41.4%
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(115,000)	4.1%	(105,000)	5.3%
Amortization of derivative discount on Series B preferred stock	(408,000)	14.6%	(256,000)	13.0%

Total dividends for the benefit of preferred stockholders	(523,000)	18.7%	(361,000)	18.3%

Net loss applicable to common stock	$(4,779,000)	170.5%	$(1,178,000)	59.7%

Net loss per common share — basic and dilluted	$(0.12)		$(0.03)

Weighted average number of shares of common shares outstanding	38,352,329		45,696,110

	Nine months ended September 30,
	2009		2010
	(UNAUDITED)
Revenues	$—	0.0%	$122,000	-1.9%
Operating expenses:
Cost of sales	—	0.0%	88,000	1.4%
Research and development	611,000	12.6%	511,000	8.2%
Selling, general and administrative expenses	2,607,000	53.6%	4,210,000	67.1%
Interest expense	1,479,000	30.4%	1,461,000	23.3%
Loss from extinguishment of debt	167,000	3.4%	—	0.0%

Total operating expenses	4,864,000	100.0%	6,270,000	100.0%
Gain (loss) on derivative financial instruments	(1,834,000)	37.7%	1,479,000	-23.6%

Net loss	(6,698,000)	137.7%	(4,669,000)	74.5%
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(319,000)	6.6%	(345,000)	5.5%
Amortization of derivative discount on Series B preferred stock	(729,000)	15.0%	(755,000)	12.0%

Total dividends for the benefit of preferred stockholders	(1,048,000)	21.6%	(1,100,000)	17.5%

Net loss applicable to common stock	$(7,746,000)	159.3%	$(5,769,000)	92.0%

Net loss per common share — basic and dilluted	$(0.21)		$(0.13)

Weighted average number of shares of common shares outstanding	36,488,985		44,338,061

Three months ended September 30, 2010 compared to the three months ended September 30, 2009
Revenues
     Revenues were $14,000 in the three months ended September 30, 2010 which brought the nine month total to $122,000. Revenue generation commenced in 2010. The Company’s policy is to recognize revenue for sales to independent sales agents at time of shipment and for sales to physicians upon acceptance of the equipment by the customer. Revenue related to the analysis of test results is recognized as the procedures are performed and test results are provided by the Company.
     During the quarter ended September 30, 2010 the Company entered into lease agreements for three PD2i Analyzers™ to physicians. Revenue from the leases is deferred and recognized ratably over the term of the lease, usually 12 months. Deferred revenue from leases is $15,000 at September 30, 2010.
Cost of Sales
     Cost of sales were $1,000 in the three months ended September 30, 2010 compared to no cost of sales for the three months ended September 30, 2009.
Gain (loss) on derivative financial instruments
     There was a gain on derivative financial instruments of $1,142,000 for the three months ended September 30, 2010 compared to a loss of ($1,452,000) for the three months ended September 30, 2009. The primary reason for this $2,594,000 difference was the change in the Company’s common stock price, $0.60 per share at September 30, 2010 and $0.95 per share at September 30, 2009. The fair value resulting from the periodic mark-to-market calculation varies inversely to the change in the stock price used in the Black-Scholes-Merton option pricing model so that gain results from a stock price decrease and loss results from a stock price increase.
Research and Development

     Research and development costs were $161,000, or 8.2% of total expenses, for the three months ended September 30, 2010 compared to $141,000, or 5.0% of total expenses, for the three months ended September 30, 2009.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $1,353,000, or 68.5% of total expenses, for the three months ended September 30, 2010 compared to $1,418,000, or 50.6% of total expenses, for the three months ended September 30, 2009 The most significant components of the decrease in expenses are increases of: a) $182,000 for infrastructure and personnel to support the sales and information technology functions; b) $20,000 related to investor relations activities; c) $101,000 of legal fees related to patent prosecution and financing; offset by decreases of: d) $186,000 related to equity-based compensation and e) $162,000 resulting from reductions in 2009 consulting expense incurred for the commercial development of the PD2i Analyzer™, such services currently being provided by our employees.
Interest Expense
     Interest expense was $458,000, or 23.2% of total expenses, for the three months ended September 30, 2010 compared with $1,078,000, or 38.4% of total expenses, for the three months ended September 30, 2009. In the second and third quarters of 2009, we issued significant amounts of 8% Convertible Notes. All of the 8% convertible notes were converted into common stock by June 30, 2010, there were no conversions of debt securities during the three months ended September 30, 2010, and the level of interest-bearing securities was significantly lower in the three months ended September 30, 2010.
Loss from Extinguishment of Debt
     In September 2009 Vicor induced conversions of $100,000 of 15% promissory notes and a $100,000 unsecured promissory note into 400,000 shares of common stock. There were no such conversions in the three months ended September 30, 2010.
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
Revenues
     Revenues were $122,000 in the nine months ended September 30, 2010. Revenue generation commenced in 2010. The Company’s policy is to recognize revenue for sales to independent sales agents at time of shipment and for sales to physicians upon acceptance of the equipment by the customer. Revenue related to the analysis of test results is recognized as the procedures are performed and test results are provided by the Company.
     Through November 9, 2010 a total of 33 PD2i Analyzers™ have been sold or placed into service, including 17 with independent sales agents and sales representatives.
Cost of Sales
     Cost of sales were $88,000, or 1.4% of total expenses, in the nine months ended September 30, 2010 compared with no cost of sales for the nine months ended September 30, 2009.
Gain (loss) on derivative financial instruments
     There was a gain on derivative financial instruments of $1,479,000 for the nine months ended September 30, 2010 compared to a loss of ($1,834,000) for the nine months ended September 30, 2009. The primary reason for this $3,313,000 difference was the change in the Company’s common stock price, $0.60 per share at September 30, 2010 and $0.95 per share at September 30, 2009. The fair value resulting from the periodic mark-to-market calculation varies inversely to the change in the stock price used in the Black-Scholes-Merton option pricing model so that gain results from a stock price decrease and loss results from a stock price increase.
Research and Development
     Research and development costs were $511,000, or 8.2% of total expenses, for the nine months ended September 30, 2010 compared to $611,000, or 12.6% of total expenses, for the nine months ended September 30, 2009. The decrease is primarily attributable to $105,000 of MUSIC Trial costs incurred in 2009 but not in 2010. It is anticipated that research and development expenses will continue during 2010 at approximately the same level as 2009 as multiple trials are scheduled to commence at the University of Mississippi Medical Center in the fourth quarter of 2010.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses were $4,210,000, or 67.1% of total expenses, for the nine months ended September 30, 2010 compared with $2,607,000, or 53.6% of total expenses, for the nine months ended September 30, 2009. The increase of $1,603,000 is principally attributable to: a) $563,000 for infrastructure and personnel to support the sales and information technology functions, b) $118,000 related to investor relations activities, c) $590,000 of consulting fees related to financing, marketing and operations, and d) $297,000 related to equity-based compensation. It is anticipated that our selling, general and administrative expenses will continue to increase in 2010 in response to increased sales and related infrastructure requirements.
Interest Expense
     Interest expense was $1,461,000, or 23.3% of total expenses, for the nine months ended September 30, 2010 compared with $1,479,000, or 30.4% of total expenses, for the nine months ended September 30, 2009. The $18,000 decrease represents generally similar financing activities in the nine months.
Liquidity and Capital Resources
     We generated revenues of $122,000 in the nine months ended September 30, 2010. However, our revenues are not sufficient to execute our business plan and continue development of our products. Accordingly, we continue to look to outside sources to raise capital.
     At September 30, 2010 we had a working capital deficiency of $1,232,000 and $331,000 in cash. Based on our cash balance as of November 10, 2010, management believes that we have sufficient funds to continue current operations through at least March 31, 2011.
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
Going Concern
     The Company’s financial statements as of and for the nine months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $7,746,000 and $5,769,000 for the nine months ended September 30, 2009 and 2010, respectively, and at September 30, 2010 had negative working capital of $1,232,000, an accumulated deficit of $59,231,000 and a net capital deficiency of $8,786,000. Although sales commenced in January 2010, the Company anticipates operating losses over the next 12 months (and likely longer) as it continues to incur expenditures necessary to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Chief Executive and Financial Officer, and Thomas J. Bohannon, our Chief Accounting Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive and Financial Officer and our Chief Accounting Officer concluded that at September 30, 2010 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
     There was no change in our internal controls or in other factors that could affect these controls during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There are no known claims or litigation pending, the outcome of which would individually or in the aggregate have a material effect on our consolidated results of operations, financial position, or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three months ended September 30, 2010, Vicor:
•	Issued 334,606 shares of common stock to employees and consultants for services rendered.

•	Issued 75,000 options to an employee at an exercise price of $0.61 per share pursuant to the 2008 Stock Option Plan and 100,000 warrants to a consultant at an exercise price of 0.60 per share.

•	Issued 445,583 shares of common stock through the conversion of all the Series A preferred stock and the conversion of 25,000 shares of Series B preferred stock.
     These securities issued in the foregoing transactions were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”) or Rule 506 of Regulation D, as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. No general advertising or solicitation was used in selling the securities and no commissions or broker’s fees were paid for the sale of the securities. The Company placed legends on the certificates stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale. Additionally, the conversion of the Series A and Series B preferred stock into shares of the Company’s common stock was exempt from registration under the provisions of Section 3(a)(9) of the Securities Act.
Item 3. Defaults Upon Senior Securities.
     None
Item 4. Reserved and removed.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description

3.1	Second Amendment to the Company’s Certificate of Designation for Series B Preferred Stock filed with the Delaware Secretary of State on August 6, 2010 (incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on August 11, 2010).

31.1	Certification of David H. Fater, Chief Executive Officer, President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Thomas J. Bohannon, Chief Accounting Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of David H. Fater, Chief Executive Officer, President and Chief Financial Officer and Thomas J. Bohannon, Chief Accounting Officer, of Vicor Technologies, Inc., pursuant to 18 U.S.C. 1350.*

*	Filed herewith

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2010	Vicor Technologies, Inc.
	By:	/s/ David H. Fater
David H. Fater
Chief Executive Officer, President and Chief Financial Officer

	By:	/s/ Thomas J. Bohannon
		Name:	Thomas J. Bohannon
		Title:	Chief Accounting Officer