Form 10-K
period 2010-12-31
Vicor Technologies, Inc.
filed 2011-03-31
CIK 1335104

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐     No ☒

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
(Do not check if a smaller reporting company)

Check whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The Registrant had revenue of $189,000 for the year ended December 31, 2010.

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $14,875,003 as of March 11, 2011 based on the closing price $0.38 of the Company’s common stock on the Over-the-Counter Bulletin Board on said date. For purposes of the foregoing computation, all executive officers, directors and 10% beneficial owners of the Registrant are deemed to be affiliates.

As of March 15, 2011, there were 47,192,482 issued and outstanding shares of the Registrant’s common stock.

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

Forward-looking statements reflect only our current expectations. In any forward-looking statement, where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith as of the date of such statement and believed to have a reasonable basis, but the statement of expectation or belief may not be achieved or accomplished. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements due to a number of factors, many of which may be unforeseen, including:

•	our history of operating losses and relatively low cash position relative to our anticipated cash needs;

•	our ability to obtain additional funds to sustain our business on acceptable terms or at all;

•	our ability to obtain FDA approval for specific medical claims for our products;

•	our ability to achieve broad market acceptance of our technology;

•	our ability to manufacture, market and sell our products effectively;

•	our ability to protect our proprietary technology;

•	the ability of others to develop, obtain approval of and commercialize products quicker or more successfully than us;

•	technological changes impacting our industry that may lead to our technologies becoming obsolete;

•	any future litigation regarding our business, including intellectual property and product liability claims;

•	legal and regulatory changes affecting the medical device industry, including changes impacting reimbursement for medical devices and tests;

•	general economic and business conditions;

•	other risk described in Item 1 of the Annual Report under the heading “Risk Factors”.

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

Our Business

General Overview

We are a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on our patented, proprietary point correlation dimension algorithm (the “PD2i® Algorithm”). The PD2i® Algorithm and software facilitates the ability of physicians to accurately risk stratify a specific target population to predict future pathological events, such as autonomic nervous system dysfunction, cardiac mortality (either from arrhythmic death or congestive heart failure) and imminent death from trauma. We believe that the PD2i® Algorithm and software represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign. We are currently commercializing two proprietary diagnostic medical products which employ software utilizing the PD2i® Algorithm: the PD2i Analyzertm (sometimes referred to as the PD2i Cardiac Analyzertm) and the PD2i-VStm (Vital Sign). It is also anticipated that the PD2i® Algorithm and software applications will allow for the early detection of cerebral disorders as well as other disorders and diseases.

Our first product, the PD2i Analyzertm, received 510(k) marketing clearance from the Food and Drug Administration (“FDA”) on December 29, 2008. It displays and analyzes electrocardiographic (“ECG”) information and measures heart rate variability (“HRV”) in patients at rest and in response to controlled exercise and paced respiration. The PD2i Analyzertm applies patented and proprietary technology to analyze a high resolution electrocardiograph signal, and measure R-wave intervals. The clinical significance of HRV and of the results of our proprietary analysis must be interpreted by a physician.

Revenues commenced in January 2010. In September 2010 we hired a National Sales Manager and as of December 31, 2010 we had entered into agreements with 27 independent sales representatives in more than 30 states and the District of Columbia. We have also begun the selected hiring of sales personnel in selected states to supplement our independent sales representatives.

The PD2i Analyzertm consists of a private-label digital ECG device that incorporates automated blood pressure recording and a laptop computer which utilizes proprietary collection software. The PD2i Analyzertm accesses the internet and sends recorded ECG files to our remote server where the files are analyzed by our proprietary algorithm and software. The analyzed results are then returned to the laptop in the form of an electronic health record together with a report for the physician to interpret and make a diagnosis, as well as information which the physician can use to bill both public and private insurers. Established Current Procedural Terminology Codes, known as CPT Codes, allow the physician to currently bill and collect from public and private insurers. Vicor bills the physician monthly for the number of tests performed, thus enabling us to realize revenue from the recurring use of the PD2i Analyzertm in addition to revenue realized from the sale of the device.

We anticipate obtaining additional marketing clearances from the FDA for the PD2i Analyzertm for medical claims which could include cardiovascular disease testing, trauma triage and the diagnosis of diseases related to autonomic nervous system dysfunction. These additional marketing clearances from the FDA are not required for us to generate revenue from our existing product(s) but would allow us to accelerate our marketing efforts.

Technology Background

The PD2i® Algorithm is a method for evaluating heart rate variability by measuring electrophysiological potentials (from electrocardiograms) with a high sensitivity and high specificity. This will assist physicians in both the detection of the presence of certain conditions (such as autonomic nervous system dysfunction) and the prediction of future pathological events, such as cardiac mortality (either from arrhythmic death or congestive heart failure) and imminent death from trauma. The PD2i® Algorithm is designed to detect deterministic, low-dimensional excursions in nonstationary heartbeat intervals.

The key to understanding what the PD2i® Algorithm does and why we believe it is superior to all other related technology is its ability to characterize the relationship between the variation of heartbeat intervals and the heart’s vulnerability to arrhythmogenesis. Our analytical approach to quantifying these neuro-cardiac relationships utilizes the relatively new field of nonlinear dynamics. As opposed to using an algorithm based on a linear stochastic model, such as mean or standard deviation, the PD2i® Algorithm measures variability that is based on a nonlinear deterministic model.

The PD2i® Algorithm requires a maximum data collection window of only approximately fifteen minutes (in some cases the collection window can be as short as 90 seconds) performed on a resting patient to produce the PD2i score; elevated heart rates and stress testing are not required. At the physician’s request, the patient may also perform three simple maneuvers (commonly referred to as the Ewing maneuvers) which can provide additional insights into the health of the patient’s autonomic nervous system function.

Diagnosis of Diseases

Cardiovascular Disease

Statistics from 2010 in a report from the American Heart Association estimate that more than 81,100,000 people in the United States have one or more forms of cardiovascular disease, including high blood pressure, coronary artery disease and heart failure. Cardiovascular disease mortalities represent 1 out of every 2.9 deaths or approximately 34.6% of all deaths in the United States. The majority of patients with cardiovascular disease fall into two categories, congestive heart failure patients and cardiac ischemia patients.

Congestive Heart Failure

Congestive heart failure or heart failure (“CHF”) is a condition in which the heart cannot pump enough blood to the body’s other organs. This can result from any of the following conditions:

•	narrowed arteries that supply blood to the heart muscle, which is referred to as coronary artery disease;

•	past heart attack, or myocardial infarction, with scar tissue that interferes with the heart muscle’s normal work;

•	high blood pressure;

•	heart valve disease due to past rheumatic fever or other causes;

•	primary disease of the heart muscle itself, called cardiomyopathy;

•	heart defects present at birth, which is referred to as congenital heart defects; and

•	infection of the heart valves and/or heart muscle itself, which is referred to as endocarditis and/or myocarditis.

The “failing” heart continues working but not as efficiently as it should. People with congestive heart failure become short of breath and tired when they exert themselves.

As blood flow out of the heart slows, blood returning to the heart through the veins backs up, causing congestion in the tissues. Often swelling, or edema, results — typically in the legs and ankles, but swelling may occur in other parts of the body too. Fluid may also collect in the lungs and interfere with breathing, causing shortness of breath, especially when a person is lying down. Congestive heart failure also affects the kidneys’ ability to dispose of water and sodium. The retained water in turn increases the swelling.

The most common signs of congestive heart failure are swollen legs or ankles or difficulty breathing. Another symptom is weight gain as a result of fluid accumulation in the body.

A doctor needs to properly tailor a treatment program to an individual patient. Depending on the severity of the disease, most people with mild and moderate congestive heart failure can be treated. A treatment program can consist of:

•	rest;

•	supervised exercise program;

•	proper diet;

•	modified daily activities; and

•	drugs such as:

•	ACE (angiotensin-converting enzyme) inhibitors;

•	beta blockers;

•	digitalis;

•	diuretics; and

•	vasodilators.

ACE inhibitors and vasodilators expand blood vessels and decrease resistance. This allows blood to flow more easily and makes the heart’s work more efficient or easier. Beta blockers can improve how well the heart’s left ventricle pumps. Digitalis increases the pumping action of the heart while diuretics help the body eliminate excess water and sodium.

When a specific cause of congestive heart failure is discovered, it should be treated or, if possible, corrected through the use of medications or implantable devices, such as a Cardiac Resynchronization Therapy-Defibrillators (“CRT-D”) or Left Ventricular Assist Devices (“LVAD”). For example, certain cases of congestive heart failure can be treated by treating high blood pressure and in other instances if the heart failure is caused by an abnormal heart valve, the abnormal heart valve can be surgically replaced. If the heart becomes so damaged that it cannot be repaired, a more drastic approach, such as a heart transplant, may need to be considered as an option.

Cardiac Ischemia

Ischemia is a condition that occurs when blood flow and oxygen to a particular part of the body are restricted. Cardiac ischemia or “ischemic heart disease” is the name for the condition of lack of blood flow and oxygen to the heart and is usually caused by a narrowing of the coronary arteries. Less blood and oxygen are able to reach the heart muscle when arteries are narrowed. This is also referred to as coronary artery disease or coronary heart disease and this condition may ultimately lead to a heart attack.

Ischemia often causes chest pain or discomfort known as angina pectoris. The American Heart Association estimates, however, that as many as 3 to 4 million Americans may have ischemic episodes and not even know they are suffering these episodes. These people have ischemia without pain, or silent ischemia, and they may have a heart attack without prior warning. People with angina may also have undiagnosed episodes of silent ischemia. Additionally, people who have suffered previous heart attacks or have diabetes are at a higher risk for developing both angina and silent ischemia. An exercise test or wearing a 24-hour portable monitor, or Holter monitor, that measures and records an electrocardiogram continuously during a 24 — 48 hour period are two tests that are often used to diagnose this problem, although other tests may also be used.

Arrhythmic Death

Arrhythmic death (“sudden cardiac death” or “SCD”) is a sudden, unexpected death caused by a heart rhythm disturbance (arrhythmia) which leads to a loss of heart pumping function. It is the largest cause of natural death in the United States (in excess of 300,000 adult deaths annually). Arrhythmic death is caused by arrhythmias (abnormal heart rhythms). The most common life-threatening arrhythmia is ventricular fibrillation, an erratic, disorganized firing of impulses from the ventricles. When this occurs, the heart is unable to pump blood, and death will occur within minutes if left untreated.

Arrhythmic death is not a heart attack. A heart attack occurs due to blockage in one or more of the coronary arteries that feed the heart muscle, resulting in lack of blood flow to the heart muscle and consequential heart muscle damage. In contrast, during arrhythmic death the electrical system to the heart suddenly becomes irregular. The ventricles may flutter or quiver (ventricular fibrillation), and blood is not delivered to the body. Of greatest concern in the first few minutes is that blood flow to the brain will be reduced so drastically that a person will lose consciousness. Death follows unless emergency treatment is begun immediately.

Survival can be as high as approximately 90% if treatment is initiated within the first few minutes after symptoms develop. The survival rate decreases by about 10% each minute treatment is delayed. Proper evaluation by a physician can prevent arrhythmic death through an implantable cardioverter defibrillator (“ICD”). There are approximately 15 million people who currently meet the criteria to receive an insurance-paid ICD. The risk stratification criteria to include patients for ICD implantation was established by three clinical trials: the Multicenter Unsustained Tachycardia Trial (“MUSTT”), the Multicenter Automatic Defibrillation Trial (“MADIT-II”) and Sudden Cardiac Death — Heart Failure Trial (“SCD-HeFT”).

The principal cause of death for cardiovascular patients is either arrhythmic death or congestive heart failure death (pump failure).

Diagnostic Tools for Congestive Heart Failure Death and Arrhythmic Death

There currently are no readily available diagnostic tools that enable the easy identification of patients at elevated risk of congestive heart failure death.

Current diagnostic tests to determine patients at risk of arrhythmic death include noninvasive diagnostic tools such as an electrocardiogram, ambulatory monitoring, echocardiography, cardiac stress test and invasive diagnostic tools such as cardiac catheterization or an electrophysiology study.

The current invasive diagnostic tools to determine patients at risk of arrhythmic death have all of the risks that accompany any major surgery. Additionally, we believe that existing noninvasive tools suffer from three significant drawbacks. First, the current noninvasive diagnostic tools are inaccurate because (a) they are insensitive to nonlinearities in the data, (b) they assume random variation in the data (stochastic) and (c) the system generating the data cannot change during the recording. Second, the current noninvasive diagnostic tools require a stress test, which involves risk for patients.

We believe the PD2i Analyzertm is a simple and easy to use noninvasive diagnostic tool for physicians in evaluating patients with cardiovascular disease.

In 2010 Vicor and researchers at the University of Rochester and the Catalan Institute of Cardiovascular Sciences in Barcelona completed their collaboration on the independent PD2i® analysis of data collected for the Merte Subita en Insufficiencia Cardiaca (MUSIC) Trial. The collaboration was entitled “Prognostic Significance of Point Correlation Dimension Algorithm (PD2i) in Chronic Heart Failure.” The goal of the study was to evaluate the ability of our PD2i® nonlinear algorithm to predict cardiac events in the chronic heart failure patients enrolled in the MUSIC Trial; MUSIC Trial participants were followed for an average period of 44 months. The conclusion of the University of Rochester researchers who conducted the study is that the PD2i® nonlinear algorithm and software is predictive of total mortality, cardiac death, and heart failure death in patients with left ventricular ejection fraction of less than or equal to 35%, which refers to the percentage of blood pumped out of the left ventricle with each heart beat (normal is >50%). With a P value of 0.004 the study results are highly statistically significant. Commenting on the study and its results, Wojciech Zareba, M.D. Ph.D. the Principal Investigator at the University of Rochester said, “These results are of major importance for risk stratifying heart failure patients who are eligible for therapy with an implantable ICD or CRT-D. Currently, only about 30-40% of heart failure patients eligible for this therapy receive devices. Testing heart failure patients using the PD2i® should enhance risk stratification and motivate physicians to implant these devices in ICD/CRT-D eligible patients with abnormal PD2i® test results.”

Based on the results of the MUSIC Trial, we submitted a 510(k) application to the FDA for a marketing claim to use the PD2i Analyzertm to analyze ECG signals and provide measurement of heart rate variability in patients undergoing cardiovascular disease testing for interpretation by a qualified healthcare practitioner. The FDA is reviewing the submission as part of its normal process, the results of which should be known in the first half of 2011. Marketing clearance, if obtained, will permit the acceleration of marketing efforts to cardiologists and electrophysiologists.

Background of Autonomic Nervous System Testing

Autonomic Nervous System Dysfunction is among the least recognized and understood serious complications of diabetes. It often manifests itself as diabetic autonomic neuropathy (“DAN”), which impacts the entire autonomic nervous system. It causes substantial morbidity and increased mortality, particularly if cardiovascular autonomic neuropathy (“CAN”) is present. The American Diabetes Association recommends annual screening of the 24+ million diabetics for DAN. The most common noninvasive method of diagnosis is heart rate variability testing in patients at rest and in response to three maneuvers (commonly referred to as the Ewing maneuvers). Those maneuvers include metronomic breathing, the Valsalva maneuver and orthostatic stress (rising from a recumbent position to a standing position), all of which stress components of the autonomic nervous system.

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

Diagnostic Tools for Autonomic Nervous System

In 1996 specific measurement of HRV was recognized by the European Society of Cardiology and the North American Society of Pacing and Electrophysiology (now known as the Heart Rhythm Society) as a predictor of risk after acute myocardial infarction (“MI”) and as an early warning sign of diabetic neuropathy. Since that time, a vast amount of research and experience has been collected and reviewed by medical societies and researchers worldwide. Now, HRV measurement is a standard of care for the management of people with diabetes and in objectively diagnosing autonomic neuropathy.

Autonomic neuropathy is highly prevalent among patients with diabetes, and is associated with markedly heightened cardiac risk. About 25% of diabetic adults have clinically significant autonomic neuropathy. Since the condition is a degenerative one, it can be graded in degrees of severity for any given patient population. Treatment is most effective in the earlier stages of neuropathy prior to end-organ damage, so making an early diagnosis is important.

Even if diabetic patients are already being screened for peripheral (somatic) sensory or motor neuropathy, as many as 46% of them could have autonomic neuropathy without having sensory neuropathy. It has been demonstrated in various studies that, for individuals with either type 1 or type 2 diabetes, a positive test for (i) vibration perception threshold, or (ii) the presence of peripheral neuropathy or chronic painful neuropathy, or (iii) abnormal nerve conduction studies is not necessarily associated with the presence of autonomic neuropathy.

Looking for autonomic symptoms is not an adequate approach to managing autonomic neuropathy; a patient’s history and physical examination are ineffective for early detection of DAN. The symptoms of autonomic neuropathy tend to occur when its development is advanced and difficult to treat. HRV testing may facilitate differential diagnosis and the attribution of symptoms (e.g., erectile dysfunction, dyspepsia, dizziness) to autonomic dysfunction.

We believe the PD2i Analyzertm will be a simple and easy to use noninvasive diagnostic tool for physicians in evaluating patients for autonomic nervous system dysfunction (autonomic neuropathy). In addition to the classical Ewing maneuvers evaluated by the PD2i Analyzertm, the PD2i® score by itself has been demonstrated in a study to be published in Clinical Neurophysiology to identify diabetic patients in the early stages of autonomic neuropathy.

Products and Markets

PD2i Analyzertm

The PD2i Analyzertm received 510(k) marketing clearance from the FDA on December 29, 2008. The PD2i Analyzertm displays and analyzes electrocardiographic information and measures heart rate variability in patients at rest and in response to controlled exercise and paced respiration. The clinical significance of HRV and of the results of our proprietary analysis must be interpreted by a physician.

Revenues commenced in January 2010. In September 2010 we hired a National Sales Manager and as of December 31, 2010 we had entered into agreements with 27 independent sales representatives in more than 30 states and the District of Columbia. We have also begun the selected hiring of sales personnel in selected states to supplement our independent sales representatives.

The PD2i Analyzertm consists of a private-label digital ECG device that incorporates automated blood pressure recording and a laptop computer which utilizes proprietary ECG collection software. The PD2i Analyzertm accesses the internet and sends recorded ECG files to our remote secure server where the files are analyzed by our proprietary algorithm and software. The analyzed results are then returned to the laptop in the form of an electronic health record together with a report for the physician to interpret and make a diagnosis, as well as information which the physician can use to bill both public and private insurers. Established CPT codes allow the physician to currently bill and collect from both public and private insurers. We bill the physician monthly for the number of tests performed, thus enabling us to realize revenue from the recurring use of the PD2i Analyzertm in addition to revenue realized from the sale of the device.

PD2i-VStm.

We also plan on commercializing the PD2i-VStm product. This product is expected to be used to assess the severity of critically injured combat and civilian trauma casualties to determine the need for immediate life saving intervention in those victims who are at high risk of imminent death. The PD2i-VStm is also anticipated to be used for in-hospital monitoring in Intensive Care Units, Operating Rooms and Emergency Rooms.

The U.S. Army, in conjunction with Vicor, has tested the PD2i-VStm algorithm in several diverse cohorts, including civilian human trauma, patients in intensive care units (“ICU Patients”) and combat casualties. Various experiments have been performed under the Research and Development Agreement entered into with the U.S. Army Institute for Surgical Research (USAISR) in 2008, and the US Army has presented the findings at several conferences in the United States and Europe. Manuscripts and abstracts have also been published by leading journals with Vicor and the US Army as co-authors. The most recent data set consisted of 325 civilian trauma files. Low PD2i® scores correctly identified all 20 deaths, of which 14 of these victims did not have a life-saving intervention performed on them in the field.

We have made substantial programming changes in order for the PD2i-VStm to operate as a continuous vital sign monitor. In this mode, the PD2i-VStm provides an initial result with three minutes of collected data and an updated result every minute thereafter. Each result is accompanied by an audible tone and a green, yellow, or red light to indicate the patient’s change in status and alert the emergency response team of a need for aggressive and immediate lifesaving intervention. We have completed a modification of the R-R detector in our software to improve its already high sensitivity and accuracy. The accuracy of the time intervals between each heart beat (“the R-R interval”) is critical to the calculation of a PD2i® value. The enhanced version of the continuous PD2i-VStm, together with the improved R-R detector is contemplated to be used in conjunction with hardware still under evaluation and/or development as a Vicor solution for both military and civilian trauma triage.

We have a number of clinical trials ongoing with the University of Mississippi Medical Center in such areas as trauma triage, pre-operative and intraoperative monitoring as well as intensive care unit monitoring. We also have an ongoing study in Ecuador involving the use of PD2i® in the intensive care unit as a patient care metric.

The results of these trials are expected to be finalized and submitted to the FDA in the second half of 2011 for 510(k) marketing approval for use in trauma triage.

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

Investigational Device Exemption (IDE).  In certain cases, including ours, the 510(k) application requires the submission of clinical data to support claims made for the device. For the FDA to permit applicants to undertake a clinical trial using unapproved medical devices on human subjects, applicants are required to seek an Investigational Device Exemption (IDE). Clinical studies with devices of significant risk must be approved by the FDA and by an Institutional Review Board (“IRB”) before the study can begin. Studies with devices of nonsignificant risk only need IRB approval before the clinical trials can begin. The FDA has advised us that the PD2i Analyzertm is a nonsignificant risk device. Thus, we are not required to obtain FDA approval before we conduct any clinical trials.

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

We received 510(k) marketing clearance for the PD2i Analyzertm in December 2008. We submitted a 510(k) application to the FDA for a marketing claim to use the PD2i Analyzertm to analyze ECG signals and provide measurement of heart rate variability in patients undergoing cardiovascular disease testing for interpretation by a qualified healthcare practitioner. The FDA is reviewing the submission as part of its normal process, the results of which should be known in the first half of 2011.

We are in the process of completing or analyzing the data from at least two other clinical trials. We plan on using the data from these clinical trials for additional 510(k) submissions with which to establish (a) normal ranges for the PD2i® values to facilitate physician interpretation of test results of the PD2i Analyzertm and (b) a marketing claim for those patients being triaged for severity of injury related to trauma. These trials and the analysis of data from these trials are expected to cost approximately $150,000 in the aggregate and are described in the following table:

Our Products and Status of Clinical Trials

		Status of	FDA
Product	Use	Clinical Trial	Submission
PD2i-Analyzertm	Diagnostic tool for patients undergoing cardiovascular disease testing	University of Rochester — comparing PD2i® values to patient outcomes has been completed	Undergoing FDA review
PD2i-Analyzertm	Normal Range Values for PD2i®	Enrollment underway at the University of Mississippi Medical Center	Expected in the second half of 2011
PD2i — VStm	Diagnostic tool to Triage Trauma	Ongoing and Data Analysis being completed. Software and hardware design being finalized.	Expected in the second half of 2011

These additional claims, if approved by the FDA, will permit the acceleration of marketing and sales activities and facilitate the direct marketing to physicians of the PD2i Analyzertm for different medical uses.

As the PD2i Analyzertm and our other products become commercially available, it is anticipated that independent researchers will conduct their own independent research on areas of interest to them without financial support from Vicor, which should reduce our research and development expenses in the future. However, as we explore other applications for the technology, the related research may require us to sponsor clinical trials which could require substantial expenditures.

Some of the current trials underway at various institutions, certain of which are sponsored by Vicor and certain of which are being independently conducted, include:

Trial Name	Market Indication	Independent or Vicor Sponsored
Brain Injury Risk Stratification Trial (BIRST)	Neuro-ICU	Vicor Sponsored — University of Mississippi Medical Center and Universidad de San Francisco de Quito (Ecuador)
Complexity Assessment of Potential Concussion in Athletes (CAPOCA)	Concussion — Student Athletes	Vicor Sponsored — Belhaven University and Baylor University
Complexity Analysis During Renal Dialysis (CARD)	Sudden Cardiac Death-Dialysis Patients	Vicor Sponsored — University of Mississippi Medical Center
Cardiac Autonomic Regulation Enhancement Through Exercise (CARE-E)	Cardiac Rehabilitation	Independent — Brown University
Cardiac Autonomic Regulation Enhancement Through Therapy (CARE-T)	Cardiac Rehabilitation	Independent — Brown University
Complexity Analysis Studies of Trauma in the Emergency Department (CASTED)	ICU/Mobile Triage	Vicor Sponsored — University of Mississippi Medical Center
Intraoperative Complexity Analysis and Monitoring (ICAM)	Pre-operative risk assessment and intraoperative monitoring	Vicor Sponsored — University of Mississippi Medical Center
Study of Heart Rate Variability Using the PD2i® Algorithm in a Cardiac Rehabilitation Population (SHeRPA)	Cardiac Rehabilitation	Independent — Brown University

European Regulatory Requirements

The Essential Requirements of the Medical Devices Directive, which primarily relate to safety and performance, usually requires, among other things, that products undergo conformity assessment certification by a notified body resulting in a CE Mark Certification prior to marketing in Europe. The PD2i Analyzertm components, consisting of the ECG/blood pressure collection device and laptop computer, require such certification, as does the PD2i® Algorithm and related software. The laptop computer we are using has CE Mark Certification. The manufacturer of the ECG/blood pressure collection device has commenced the process of securing CE Mark Certification. We have also identified and are working with another manufacturer of a similar ECG/blood pressure collection device that already has such CE Mark Certification. We expect to work with this manufacturer to have the software component of the PD2i Analyzertm certified as well. Consequently, we anticipate having all the components of the PD2i Analyzertm in conformity with the Essential Requirements Directive (and be CE marked) in 2011.

Sales and Marketing

Revenues commenced in January 2010. In September 2010 we hired a National Sales Manager and as of December 31, 2010 we had entered into agreements with 27 independent sales representatives in more than 30 states and the District of Columbia. We have also begun the selected hiring of sales personnel in selected states to supplement our independent sales representatives.

The principal initial target customers for our PD2i Analyzertm are physicians who specialize in family practice and internal medicine as well as endocrinologists. Our marketing strategy is to segment these physicians and target technology-friendly early adopters. We anticipate primarily utilizing independent sales representatives complemented by a small in-house sales force which we will establish. The United States market, although significant, represents only a fraction of the total potential worldwide market for the products. Therefore, we anticipate marketing the products elsewhere in the world, primarily through distribution partners. We have signed distribution agreements for the People’s Republic of China, Australia, Israel and Palestine. We are actively marketing the PD2i Analyzertm in Central and South America and discussions with potential partners in other parts of the world are ongoing.

Additionally, we are marketing the PD2i Analyzertm to our physician base of stockholders and members of our National Cardiac Panel as early adopters of our technology. We also conducted a direct mail campaign to 600 physicians known to be purchasers of older and outdated HRV technology used for diabetic patients. We are in the process of telephone follow up with the physicians.

Our sales and marketing will also be directed towards cardiologists and electrophysiologists. Our target patient populations will include those individuals with underlying cardiac disease. In the United States, those populations include more than 7 million patients who have suffered a myocardial infarction (heart attack), 5 million patients suffering from congestive heart failure (poor pumping function), and more than 1 million other patients suffering from conditions including syncope (fainting and dizziness) and nonischemic dilated cardiomyopathy (damaged and enlarged heart). Therefore, we believe that the aggregate immediate at-risk patient population in the United States that are candidates for our PD2i Analyzertm diagnostic test exceeds 15 million of the 81.1 million people with cardiovascular disease. MUSTT, MADIT-II and SCD-HeFT type patients represent a major and important subset of this at-risk patient population as evidenced by the results of the MUSIC Trial.

Our PD2i-VStm product is in its early stages. Assuming successful completion of the product and any necessary regulatory approval, we plan on marketing it to hospitals and emergency response providers. We will consider licensing the technology to existing monitor companies as well as developing our own proprietary monitor for sale.

Reimbursement

Reimbursement to healthcare providers by third party insurers is critical to the long-term success of our efforts to make the PD2i Analyzertm the standard of care for patients being screened for autonomic nervous system dysfunction, as well as patients undergoing cardiovascular disease testing. There are 60 International Classification of Disease (“ICD-9”) diagnosis codes for which the performance of the test as a diagnostic tool can be justified. There are established Current Procedural Terminology Codes (“CPT codes”) that provide a national level of reimbursement of approximately $160 per test to the physicians for using the PD2i Analyzertm. CPT codes provide a uniform language used by healthcare providers to describe medical services and tests. Coding is used to communicate to third party insurers the services that have been performed for billing purposes and affect both the coverage decision and amount paid by such insurers. Physicians are currently being reimbursed for the use of the PD2i Analyzertm from private insurance companies, Medicare and Medicaid.

Competition

Autonomic Nervous System

Our principal competitor of the PD2i Analyzertm is Ansar Group, Inc. (“Ansar”). According to its website, Ansar has developed the ANX 3.0, a noninvasive, real time digital monitor of autonomic nervous system functioning. The ANX 3.0 monitor costs approximately $40,000. We believe the PD2i

Analyzertm is more cost effective and offers a superior solution for physicians based on our business model and the increased utility of our PD2i® measure of HRV.

Indirect competition for the PD2i Analyzertm is traditional clinical screening tests, which are performed by physicians. However, a patient’s history and physical examination are ineffective for early detection of cardiac autonomic neuropathy as the symptoms of autonomic neuropathy tend to occur when its development is advanced and difficult to treat. HRV testing may also facilitate differential diagnosis and the attribution of symptoms (e.g., erectile dysfunction, dyspepsia, dizziness) to autonomic dysfunction.

Congestive Heart Failure Death

We believe there are currently no known diagnostic tools used for the identification of congestive heart failure patients at elevated risk of death.

Arrhythmic Death

Noninvasive diagnostic tools for arrhythmic death are relatively new in the cardiac diagnostic field, thus the current market competition for this type of product is limited. The major direct competitor of the PD2i Analyzertm is Cambridge Heart, Inc. (“Cambridge Heart”). According to its filings with the SEC, Cambridge Heart has several products, including the Heartwave System, CH 2000 Cardiac Stress Test System, and Micro-V Alternans Sensors. All of these products have received 510(k) clearance from the FDA for sale in the United States. They have also received the CE mark for sale in Europe and have been approved for sale by the Japanese Ministry of Health, Labor and Welfare. These products have been sold since 2000.

We believe our PD2i Analyzertm will deliver a more accurate prediction of arrhythmic death, is substantially less expensive and is a procedure that is more patient friendly than the CH 2000 Cardiac Stress Test System. The key disadvantages of the Cambridge Heart products are that (i) they require a stress test to capture the T-wave alternans, (ii) the stress test itself is not without risk; it could induce cardiac arrest, (iii) the procedure requires costly electrodes for which physicians are not separately reimbursed, and (iv) most importantly, the procedure cannot be performed on patients exhibiting ectopic or irregular heartbeats or taking beta-blockers used to treat coronary artery disease.

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

At our expected price of approximately $6,500 per unit and $40 per test, the PD2i Analyzertm will offer clinicians an affordable product that will appropriately pay them and us based on usage.

Manufacturing

We selected Dell Healthcare and Life Sciences division to serve as our worldwide manufacturing supplier for our laptop computers in October 2010 and have a manufacturing agreement with Nasiff Associates for the digital ECD. As we receive the digital ECG and laptop computers from our third-party suppliers, we install the appropriate proprietary software and test for quality assurance before repackaging for shipment.

Trademarks

We pursue and maintain trademark protection in the United States and worldwide. As of January 31, 2011 we have three United States registered trademarks for PD2i® for use on our products.

Research and Development

Our research and development expenses for 2009 and 2010 were approximately $964,000 and $638,000, respectively. These research and development expenses included but were not limited to laboratory supplies, hardware costs, programming and software costs, sponsored research activities and salary and fringe benefit costs for employees who were engaged in research, development, clinical and regulatory activities. In addition, all clinical trial costs, clinical and regulatory consulting and contract manufacturing costs are included.

Employees

As of March 15, 2011 we employed 16 individuals, and engaged the services of several consultants. Of our employees, 13 are engaged in executive, administrative, business development, sales, marketing and intellectual property functions, and 3 are engaged in research and development and clinical/regulatory activities. We anticipate that we will need to recruit additional personnel to manage our expanded selling and administrative functions as well as our research and product development programs.

Drug Discovery Platform (Therapeutic Products)

The mission of our drug discovery platform was to focus on the pre-clinical and early clinical development of products for the treatment of an array of human diseases, such as cerebral ischemia (stroke), cardiac ischemia, kidney failure, organ transplantation and preservation, hypertension, obesity, and thrombolytic diseases. At the present time, our drug discovery platform is not active. Since 2003 to conserve cash and focus on FDA marketing clearance for the PD2i Analyzertm, we halted all research related to our drug platform.

Certain naturally occurring peptides and proteins are derived from “state-dependent” physiologies, a naturally occurring process under which certain mammals engage in “altered physiologic states” such as hibernation, REM sleep and pregnancy. We believe that these molecules lead to altered physiological states such as blood pressure reduction, loss of appetite and thirst, diminished cancerous cell growth and reproduction, urea recycling and tissue and organ preservation.

Our initial drug discovery efforts related to those state-dependent peptides and proteins released during hibernation. Hibernation is a complex grouping of individual physiologies that are spread out over time. Cessation of appetite occurs many weeks before the animal goes into the sleep-like state in which blood pressure and metabolism are reduced. It is the separate and specific individual physiologies that are of interest to us for pharmaceutical development, not the complex event of hibernation itself. It has been demonstrated, for example, that blood-pressure elevations can be reduced to normal in awake, nonhibernating animals without inducing all of the other hibernation-related physiologies (i.e., appetite suppression). We believe that similar results can be achieved with other physiologies.

We developed a strategy which we believe will enable us to isolate the naturally occurring, state-dependent, nontoxic, bioactive molecules that are produced during hibernation of certain mammals such as the woodchuck. We anticipate using these molecules as well as their derivatives to treat major human diseases such as stroke and cardiac ischemia. Through the execution of this strategy in 2000 — 2003, we identified the amino acid sequence of several peptides discovered in the blood of hibernating mammals (some of which are also found in humans), which have been successfully tested for efficacy in pre-clinical animal studies of cerebral ischemia. This animal model replicates human stroke. These ischemia-preventing molecules have also been shown to be nontoxic in animal toxicology studies.

We also conducted a pre-IND briefing meeting with the FDA in March 2003 to develop the Clinical Development Plan for our lead stroke compound as part of the Investigational New Drug (“IND”) process.

Patent and Proprietary Rights

We have issued patents covering the core systems with the PD2i® Algorithm and methods of identifying biological anomalies using this algorithm as well as issued patents covering machines and methods for data manipulation for use with the PD2i® Algorithm from United States of America (5,709,214), United States of America (5,720,294), Azerbaijan (008979), Armenia (008979), Belarus (008979), Kazakhstan (008979), Kyrgyzstan (008979), Moldova, Republic of (008979), New Zealand (54202), Russian Federation (008979), South Africa (2005/06909), Tajikistan (008979), Turkmenistan (008979), United States of America (7,076,288) and United States of America (7,276,026). It has been allowed in Australia (Australian Patent Application 2004208161) and Israel (Israel Patent Application 169988). There are also a number of patent applications around the world covering additional aspects and uses of the PD2i® technology, which if issued will increase the coverage around technologies utilizing the PD2i® Algorithm.

As of March 15, 2011 we have 32 issued patents around the world for our drug discovery platform. The core application covering the use of FPA as an anti-infarction molecule has been issued as a patent in Azerbaijan (010860), Australia (2003209030), Armenia (010860), Belarus (010860), China (CN1856504), France (1572168), Germany (1572168), Ireland (1572168), Kazakhstan 010860), Kyrgyzstan (010860), Moldova, Republic of (010860), Russian Federation (010860), South Africa (2004/7103), Switzerland (1572168), Tajikistan (010860), Turkmenistan (010860), United Kingdom (1572168) and the United States of America (7,811,992). It has also been allowed in Mexico (PA/a/2004/007586). There are number of pending applications around the world covering aspects of the core drug discovery platform, which should continue to extend coverage of the drug discovery platform around the world.

On October 12, 2010 the U.S. Patent Office issued United States Patent #7,811,992 to the Company for the use of a molecule discovered using the Company’s novel drug discovery platform. The molecule covered by the patent has been shown to diminish the size and severity of infarctions associated with acute myocardial infarctions (heart attacks) and strokes.

We filed our United States Utility and Foreign Patent Application in February 2003.

Risk Factors

Item 1A.	Risk Factors

We are subject to certain risks in our business operations which are described below. Careful consideration of these risks should be made before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not currently known or currently deemed immaterial may also impair our business operations.

Risks Related To Our Operations

We have incurred significant operating losses since inception that raise doubts about our ability to continue as a going concern.

We have a history of operating losses. We are a developmental stage company that is still in the process of developing new and unproved technologies. We have incurred significant losses since our inception, including net losses applicable to common stock of approximately $7.3 million in 2002, $9.2 million in 2003, $3.4 million in 2004, $4.2 million in 2005, $4.6 million in 2006, $6.1 million in 2007, $8.5 million in 2008, $6.6 million in 2009 and $6.2 million for the year ended December 31, 2010. As of December 31, 2010, we had an accumulated deficit of approximately $59.7 million. The extent of our future operating losses and the timing of our profitability are highly uncertain, and we may never generate sufficient revenues to achieve or sustain profitability. Based on funds available to us as of December 31, 2010 our independent auditors expressed doubt about our ability to continue as a going concern if we are unable to raise additional funds. If we are unable to successfully implement our financing strategy and develop commercially successful products, we will not generate sufficient revenues to achieve profitability and may be forced to cease operations.

We are a development stage company and we may be unable to successfully commercialize any products.

Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies engaged in the development and commercialization of new technologies, particularly companies targeting markets characterized by complex regulatory issues. In particular, medical devices such as the PD2i Analyzertm require CPT codes and agreed-upon reimbursement levels in order to achieve widespread physician use and drive significant revenue. While established CPT codes with adequate levels of reimbursement exist, we still may not generate significant revenues or achieve and sustain profitability because our products may not be accepted in the marketplace. Our limited operating history in new product areas makes the prediction of future results of operations extremely difficult.

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

As of December 31, 2010 we had a cash balance of approximately $1,119,000. This is substantially less than our projected short-term cash requirements (including fixed costs and projected future costs). There can be no guaranty that we can raise additional funds from sales of our equity or debt securities on terms that are acceptable to us or otherwise generate sufficient revenue to maintain our operations. Our inability to obtain such funds would have a material adverse effect on the Company’s financial condition and operations.

We may be unable to obtain additional funds necessary to sustain our business on acceptable terms or at all, which would harm our business and may require us to significantly curtail or cease our operations.

We need substantial capital to fund our business operations and finance our working capital requirements for the long-term. We have experienced significant negative cash flow from operations to date and expect to continue to experience significant negative cash flow in the future. We need additional funds to sustain and expand our research and development activities, our collaborative arrangements and expand our sales and marketing activities. Adequate funds for these and other purposes on acceptable terms, whether through additional equity financing, debt financing or other sources, may not be available when needed, or may result in significant dilution to existing stockholders. Our inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations and financial condition. If we are unable to raise additional funds, we will be forced to significantly curtail or cease our operations. Our ability to issue debt securities or to service any debt may also be limited by our inability to generate cash flow.

We are developing and attempting to commercialize new and unproved technologies.

We primarily work with and develop new technologies that have not been proven for commercial application. The validation of these technologies for commercial application will require substantial additional capital investment and a significant amount of work. Additionally, many of the products and services that we contemplate developing may prove unsuitable for commercial application. We cannot be certain that any such products or services will be able to be commercialized and sold successfully or at all.

The results of clinical studies may not support the usefulness of our technology.

Conducting clinical trials is a long, expensive and uncertain process that is subject to delays and failure at any stage. Clinical trials can take months or years. The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including (1) the FDA may not approve a clinical trial protocol or a clinical trial, or may place a clinical trial on hold; (2) subjects may not enroll in clinical trials at the rate we expect and subjects may not be followed up at the rate we expect; (3) subjects may experience events unrelated to our products; (4) third-party clinical investigators may not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations may not perform data collection and analysis in a timely or accurate manner; (5) interim results of any of our clinical trials may be inconclusive or negative; (6) regulatory inspections of our clinical trials may require us to undertake corrective action or suspend or terminate them if investigators find us not to be in compliance with regulatory requirements; or (7) governmental regulations or administrative actions may change and impose new requirements, particularly on reimbursement.

Results of pre-clinical studies do not necessarily predict future clinical trial results and previous clinical trial results may not be repeated in subsequent medical trials. We may experience delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or early clinical testing. In addition, the data obtained from clinical trials may be inadequate to support approval or clearance of a submission. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate the safety and effectiveness of the product candidate. The FDA may also require us to conduct additional clinical trials which could further delay approval. If we are unsuccessful in receiving FDA approval, we would not be able to sell or promote the product for certain intended uses in the United States, which could seriously harm our business. Moreover, we face similar risks in other jurisdictions in which we may sell or propose to sell our products.

If third-party contract research organizations do not perform their responsibilities in an acceptable and timely manner, our pre-clinical testing or clinical trials could be delayed or prove unsuccessful.

We do not have the ability to conduct all aspects of pre-clinical testing or clinical trials ourselves. We rely and will continue to rely on clinical investigators, third-party contract research organizations and consultants to perform some or all of the functions associated with pre-clinical testing or clinical trials. The failure of any of these vendors to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements such as good clinical and laboratory practices, pre-clinical testing or clinical trial protocols could cause a delay or otherwise adversely affect our pre-clinical testing or clinical trials and, ultimately, the timely advancement of our development programs.

Our ability to operate effectively could be impaired if we were to lose the services of our key personnel, or if we were unable to recruit key personnel in the future.

Our success will depend to a significant extent on the skills and efforts of David H. Fater, Dr. Jerry M. Anchin, Dr. James Skinner, Dr. Daniel Weiss, Richard Cohen and Gary A. Schwartz. We have entered into employment agreements with Mr. Fater, Mr. Cohen, Mr. Schwartz and Drs. Anchin,

Skinner and Weiss. Nevertheless, employment agreements do not assure the services of such personnel. Despite employment and noncompetition agreements, our employees may voluntarily terminate their employment with us at any time. Our success also depends on our ability to attract and retain additional qualified employees in the future. Competition for such personnel is intense and we will compete for qualified personnel with numerous other employers, many of whom have greater financial and other resources than we do. In addition, we may incur significantly increased costs in order to attract and retain skilled employees. The loss of one or more key employees could have a material adverse effect on our business.

We are subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business.

As a publicly traded company, we are subject to certain federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to disclosure controls and procedures and internal controls over financial reporting. Although we have reviewed our disclosure controls and internal controls and procedures in order to determine whether they are effective, our controls and procedures may be unable to prevent errors or frauds in the future. Faulty judgments, errors or mistakes, or the failure of our personnel to adhere to established controls and procedures make it difficult for us to ensure that their objectives are met. A failure of our controls and procedures to detect material errors or fraud could seriously harm our business and results of operations.

We are subject to risks in connection with the impact of changes in international, national and local economic and market conditions.

Our business is subject to risks in connection with the impact of changes in international, national and local economic and market conditions. Beyond the risks of doing business internationally, there is also the potential impact of changes in the international, national and local economic and market conditions, including the effects of a global financial or credit crisis, and the effects of terrorist acts and the war on terrorism, which could impact customers’ ability to pay for our products.

If we sell our products in international markets, we will experience additional risks associated with these sales, which include:

•	political and economic instability;

•	export controls;

•	changes in legal and regulatory requirements;

•	United States and foreign government policy changes affecting the markets for our products; and

•	changes in tax laws and tariffs.

Any of these factors could have a material adverse effect on our business, results of operations and financial condition. We may choose to sell our products in international markets through independent distributors. If a distributor fails to meet annual sales goals, it may be difficult and costly to locate an acceptable substitute distributor. If a change in our distributors becomes necessary, we may experience increased costs as well as a substantial disruption in operations and a resulting loss of revenue.

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

Medical devices are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the FDCA and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive FDA clearance or approval before they can be commercially marketed in the United States. The FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-market evaluation programs. The process of obtaining marketing clearance from the FDA for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the product.

Our Drug Platform.  None of our drug product candidates have been approved by any governmental regulatory agency, including the FDA. Our research, development, pre-clinical trial activities and, to the extent that we undertake the New Drug Application process (“NDA”) itself, clinical trial activities are subject to an extensive regulatory approval process by the FDA. The process of obtaining required regulatory approvals for drugs is lengthy, expensive and uncertain, and any regulatory approvals may contain limitations on the indicated usage of a drug, distribution restrictions or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we or our pharmaceutical licensees institute and follow a special risk management plan to monitor and manage potential safety issues, all of which may eliminate or reduce the drug’s market potential. Post-market evaluation of a product could result in marketing restrictions or withdrawal from the market. Any or all of our drug product candidates may not receive FDA approval even if we resume research and development activities.

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

In particular, the Patient Protection and Affordable Care Act and the American Recovery and Reinvestment Act of 2009 (also known as the Stimulus Package) affects funding for and in many instances regulates healthcare treatment and strategies. It is unclear what effect, if any, these pieces of legislation or any other future legislation would have on our business.

Internationally, medical reimbursement systems vary significantly from country to country, with some countries limiting medical centers’ spending through fixed budgets, regardless of levels of patients and treatment, and other countries requiring application for and approval of government or third-party reimbursement. Even if we succeed in bringing our products to market, uncertainties regarding future healthcare policy, legislation and regulation and private market practices could affect our ability to sell our products in commercially acceptable quantities and at profitable prices.

If we promote the off-label use of the PD2i Analyzertm, we could be subject to fines and penalties from the FDA or other regulatory agencies

If the FDA or another regulatory agency determines that we have promoted off-label use of our products, we may be subject to various penalties, including civil and/or criminal penalties. The FDA and other regulatory agencies actively enforce regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained. If the FDA or another regulatory agency determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion.

We must comply with healthcare “fraud and abuse” laws, and we could face substantial penalties for noncompliance and be excluded from government healthcare programs, which would adversely affect our business, financial condition and results of operations.

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

If our operations are found to be in violation of any of these or similar laws or regulations, we or our officers may face significant civil and criminal penalties, damages, fines, imprisonment and exclusions from the Medicare and Medicaid programs. Any violations may lead to curtailment or restructuring of our operations which could adversely affect our ability to operate our business and our financial results. The risk of being found in violation of these laws is increased by the fact that many of these laws are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our managements’ attention from the operation of our business and damage our reputation. If enforcement action were to occur, our reputation and our business and financial condition may be harmed even if we were to prevail or settle the action. Similarly, if the physicians or other providers or entities with whom we do business are found not to comply with applicable laws, they may be subject to sanctions, which could also have a negative impact on our business.

Risks Related to the Market for Our Products

Our ability to compete successfully and achieve future revenue will depend on our ability to protect our proprietary technology.

It is possible that no further patents will be issued for our potential applications and that any issued patent may not provide any competitive advantage to us or will be successfully challenged, invalidated or circumvented in the future. In addition, many potential competitors have substantial resources, could make significant investments in competing technologies, and may seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

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

Our ability to compete successfully and achieve future revenue will depend in part on our ability to operate without infringing on the rights of others and our ability to enforce our own intellectual property rights. Litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, and results of operations. Although there are no pending lawsuits against us regarding our technology or notices that we are infringing on the intellectual property rights of others, litigation or infringement claims may arise in the future.

The success of our various products will depend on our ability to obtain and maintain adequate levels of third-party reimbursement for our products.

Our ability to sell our various products will depend on our ability to maintain adequate levels of third-party reimbursement for use of these products by our customers. The amount of reimbursement in the United States that is available for clinical use of these products is expected to vary. In the United States, the cost of medical care is funded in substantial part by government insurance programs such as Medicare and Medicaid and by private and corporate health care plans. Third-party payors may seek to deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payors or is experimental, unnecessary or inappropriate. Difficulties in obtaining reimbursement for each of our products or the inadequacy of the reimbursement obtained could materially decrease any demand for our products.

The commercial viability of our products is uncertain.

To date we have sold only a limited number of one of our products. It is, therefore, possible that products developed by us may not achieve widespread market acceptance. The degree of market acceptance will depend upon a number of factors, including the receipt and timing of regulatory approvals, the establishment and demonstration in the medical community of the clinical safety, efficacy and cost-effectiveness of our products and their advantages over existing technologies, and approved reimbursement for physicians. We may be unable to successfully manufacture and market our products even if they perform successfully in clinical applications. Furthermore, physicians and the medical community in general may not accept and utilize any products that we develop.

We will depend on third parties to manufacture our products and the unavailability of qualified manufacturers could restrict our ability to obtain and sell our products.

We do not manufacture our products, and we anticipate that we will not manufacture any of our products at any time. Products will be manufactured by either unrelated parties or strategic partners. We may be unable to locate a suitable source to manufacture our products, and even if one is found, we will be dependent upon its performance. Delays in the manufacture of our products or defects arising from manufacturing could have a material adverse effect on our business.

We will depend on third parties to market and sell our products.

We do not plan on establishing a large in-house sales force, and we intend to primarily enter into agreements with independent sales representatives and international distributors as well as co-marketing, sales and/or licensing agreements with medical device, biotechnology and pharmaceutical companies to take advantage of their marketing and sales expertise and to utilize their personnel. Accordingly, we may become dependent on the efforts of others to obtain widespread acceptance of our products. No assurances can be given that such parties will perform satisfactorily.

We may be unable to keep pace with the rapid technological changes in the biotechnology/medical device industry and as a result our technologies may become obsolete.

The field of biotechnology/medical devices is characterized by significant and extremely rapid technological change. Companies with significantly greater resources than us may compete with our technology and products. Research and discoveries by others may result in medical insights or breakthroughs, which may render our technologies obsolete even before they generate any revenue. These factors could have a material adverse effect on our business.

Product liability claims may have a material adverse effect on our financial condition and results of operations.

We may be held liable if any product we develop or any product that is made with the use of any of our technologies causes injury or is found otherwise unsuitable. We currently have limited product liability insurance that may not fully cover our potential liabilities. If we attempt to obtain additional product liability insurance coverage, this additional insurance may be prohibitively expensive or may not fully cover our potential liabilities. The inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of products developed by us or our collaborative partners. Any adverse judgments against us which exceed our insurance coverage would have a material adverse effect on our financial condition and results of operations.

We face competition in the market for diagnostic devices, including from substantially larger companies with greater resources, which may result in others discovering, developing or commercializing competing products quicker or more successfully than us.

Although our direct competition in the area of noninvasive diagnostic tools for cardiology and the autonomic nervous system is currently limited, we face competition from companies who develop medical devices or screening tests that diagnose cardiac disease and this competition is likely to increase. Our success will depend on our ability to establish and maintain a market for our products as well as keep pace with technological changes affecting our industry. Many of our current or prospective competitors have substantially greater capital resources, name recognition, research and development, regulatory, manufacturing and marketing capabilities which may lead to their discovering, developing or commercializing competing products faster or more effectively than us. Many of these competitors offer broad, well-established product lines and ancillary services not offered by us. Some of our competitors or prospective competitors also enjoy long-term or preferential supply arrangements with physicians and hospitals which may act as a barrier to our market entry.

Risks Related to our Common Stock

The trading of our common stock on the OTCBB and the designation of our common stock as a “penny stock” could impact the trading market for our common stock.

Our securities, traded on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”), are subject to SEC rules that impose special sales practice requirements on broker-dealers who sell these securities to persons other than established customers or accredited investors. For the purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000, excluding the value of the investor’s residence and treating any mortgage debt secured by the investor’s residence in excess of the value of the home as a liability and deducting it from the investor’s net worth, or having an annual income that exceeds $200,000 (or that exceeds $300,000 when combined with a spouse’s income). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction before the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers to sell their securities in any market that might develop.

In addition, the SEC has adopted a number of rules to regulate penny stock that restrict transactions involving these securities, including Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Exchange Act. These rules may have the effect of reducing the liquidity of penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges) if current price and volume information with respect to transactions in such securities is provided by the exchange. Because our common stock may constitute penny stock within the meaning of the rules, the rules would apply to us and to our securities. If our securities are subject to the penny stock rules, stockholders may find it more difficult to sell their securities. Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker- dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses.

Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

If our stockholders sell substantial amounts of our common stock or the public market perceives that stockholders might sell substantial amounts of our common stock, the market price of our common stock could decline significantly. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that our management deems appropriate. As of March 15, 2011 we have outstanding 47,192,482 shares of common stock and we are required to issue additional shares upon (i) the exercise of outstanding options and warrants and (ii) the conversion of outstanding Series B Junior Convertible Cumulative Preferred Stock, 8% Subordinated Convertible Notes, 12% Convertible Notes and 10% Convertible Notes into shares of our common stock, which could exceed 50,000,000 shares depending upon the price of our common stock.

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

Our officers, directors and principal stockholders controlling approximately 20% of our outstanding common stock can exert significant influence over us and may make decisions that are not in the best interests of all stockholders.

Our officers and directors collectively control approximately 20% of our outstanding common stock, exclusive of outstanding options and warrants. As a result, these stockholders may be able to affect the outcome of or exert significant influence over all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of the Company. This in turn could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders and, accordingly, could cause us to enter into transactions or agreements that we would not otherwise consider.

Anti-takeover provisions may limit the ability of another party to acquire us, which could negatively affect our stock price.

Provisions of our certificate of incorporation and bylaws, including three classes of directors, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our stockholders. The combination of these provisions as well as Delaware law effectively inhibits a nonnegotiated merger or other business combination, which in turn could adversely affect the market price of our common stock. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

The market of our common stock could vary significantly based on market perceptions of the status of our development efforts.

The perception of the investing public and securities analysts regarding our product development efforts could significantly affect our stock price. As a result, the market price of our common stock has and could in the future change substantially when we or our competitors make product announcements. Many factors affecting our stock price are industry related and beyond our control.

Item 2.	Properties.

We have leased facilities comprising our corporate office which is staffed by personnel devoted to corporate development, research and development, clinical affairs management and operations. Our corporate office is located at 2300 NW Corporate Boulevard, Boca Raton, Florida.

Item 3.	Legal Proceedings.

We are currently not a party to any material legal proceedings.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

Our common stock has been quoted on the OTC Bulletin Board under the symbol “VCRT.OB” since July 9, 2007. The following table sets forth the high and low closing prices for our common stock during 2009 and 2010. The reported prices reflect inter-dealer prices without adjustments for retail markups, markdowns or commissions.

	High	Low

First Quarter 2009	$1.06	$.36
Second Quarter 2009	$0.90	$.55
Third Quarter 2009	$1.00	$.69
Fourth Quarter 2009	$0.95	$.55
First Quarter 2010	$0.87	$.55
Second Quarter 2010	$0.84	$.51
Third Quarter 2010	$0.68	$.56
Fourth Quarter 2010	$0.85	$.49

On March 15, 2011 the closing sales price of our common stock as reported on the OTC Bulletin Board was $.36 per share. As of March 15, 2011 there were 622 record holders of our common stock. Our transfer agent is Continental Stock Transfer & Trust Company.

Dividends

We have never paid dividends on our common stock. We intend to retain our future earnings to reinvest in our ongoing business.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2010, Vicor:

•	Issued 241,831 shares of common stock and 68,750 warrants to purchase 68,750 shares of common stock to employees, directors, members of our Scientific Advisory Board and consultants for services rendered. The warrants are immediately exercisable at $0.01 per share and have a five-year term.

•	Granted 375,000 options at an exercise price of $0.51 and 200,000 options at an exercise price of $0.55 to employees and consultants pursuant to the Company’s 2008 Stock Option Plan. These options vest 50% 12 months after grant and 50% 24 months after grant.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our consolidated financial statements and related notes contained in Item 7 of this Annual Report Form 10-K. This Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Form 10-K that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements as a result of factors set forth elsewhere in the Original 10-K, including under “Risk Factors.”

Overview

The following MD&A or Plan of Operations includes the following sections:

•	Plan of Operations

•	Critical Accounting Policies and Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Going Concern

•	Off-Balance Sheet Arrangements

Plan of Operations

As a development-stage enterprise, the Company had no significant operating revenues through December 31, 2009. Operating revenues commenced in January 2010, and the Company hired a national sales manager in September 2010 to direct the activities of independent sales agents and sales representatives in the marketing and sales of its products in selected geographic areas in the United States. Revenues will be predominately the result of equipment sales, fees from physicians and other health-care providers related to the analysis of test results and licensing fees.

At December 31, 2010 our cash balance was $1,119,000. During 2010 we received $6,471,000 from the sale of 8% Subordinated Convertible Notes (“8% Subordinated Notes”) and 10% Convertible Promissory Notes (“10% Convertible Notes”).

Our Series B preferred stock yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series B preferred stock accrue from their issuance date. Each share of Series B preferred stock is convertible at the option of the holder into shares of our common stock at an initial conversion price equal to the lesser of $0.80 per share or 80% of the price per share of any common stock sold in a Qualified Financing, plus the amount of all accrued and unpaid dividends on such shares, whether or not declared. A Qualified Financing is defined as the closing of a sale of debt or equity in a registered offering or pursuant to a private placement resulting in at least $3 million of gross proceeds to the Company. The conversion price of the Series B preferred stock is subject to adjustment in certain cases, including dilutive issuances and the issuance of additional shares of common stock. The Series B preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event. A Liquidation Event is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Company may, at its option, require all holders of Series B preferred stock then outstanding to convert their shares of Series B preferred stock into shares of common stock at any time on or after the closing of a Qualified Financing. Once the shares of Series B preferred stock are converted into shares of common stock upon a Qualified Financing, there will be no further accruals by the Company for annual dividends.

The 8% Subordinated Notes accrue interest at the rate of 8% per annum. The 8% Subordinated Notes are due on October 7, 2012. The 8% Subordinated Notes are subject to mandatory conversion into shares of our common stock at a conversion price equal to the lesser of $.80 per share or 80% of the price per share of common stock sold in a Qualified Funding Event. A Qualified Funding Event is defined as the sale of debt or equity in a registered offering or private placement, which sale results in at least $3 million of gross proceeds to the Company. Since all the 8% Notes were converted into shares of our common stock as of May 31, 2010, the holders may voluntarily convert the 8% Subordinated Notes into shares of our common stock at $0.80 per share. Once the 8% Subordinated Notes are converted into shares of common stock upon a Qualified Funding Event, this will eliminate the indebtedness represented by the 8% Subordinated Notes and result in there being no further accruals by the Company for annual interest.

In October and November 2010, we sold in a private placement units consisting of 10% Convertible Notes plus warrants to purchase 6,231,108 shares of common stock. The 10% Convertible Notes have a principal amount of $2,804,000, and net proceeds to us after fees and related costs paid at closing were $2,501,000. We utilized the net proceeds from the offering to execute our business plan and for working capital. The maturity of the 10% Convertible Notes is September 30, 2012. The 10% Convertible Notes bear interest at 10% per annum, and are convertible into common stock at the lower of the fixed conversion price, as defined, or 75% of the average of the three lowest closing bid prices during the 10-day period preceding the conversion date and contain redemption provisions upon occurrence of both a qualified financing event, as defined, and a nonqualified financing, as defined. The warrants are exercisable at $0.80 per share for 4 years after the issue date.

Our plan of operations consists of:

1.	Increasing sales of the PD2i Analyzertm to physicians and health care facilities in the United States through the use of independent sales agents and direct sales personnel.

2.	Raising additional capital with which to expand the sales and administrative infrastructure and fund ongoing operations until our operations generate positive cash flow.

3.	Completing various clinical trials and 510(k) submission(s) to secure additional marketing claims for the PD2i Analyzertm to enhance and accelerate marketing efforts.

4.	Initiating international sales of the PD2i Analyzertm and PD2i-VStm (Vital Sign), including securing CE Mark Clearance.

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

Critical Accounting Policies and Estimates

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the Company’s financial condition and results of operations and which require the Company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies that are significant to understanding our results. For additional information, see Item 8 of Part II, “Financial Statements and Supplementary Data — Note 3 — Summary of Significant Accounting Policies and Basis of Presentation”.

The following are deemed to be the most significant accounting policies affecting the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

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

The Company sells equipment to physicians and other health care providers (“Customer” or “Customers”) through both sales representatives employed by the Company and also independent sales agents. Revenue from equipment sales to Customers is generally recognized when title transfers to the Customer, typically upon delivery and acceptance, and includes training that is provided at the time of product delivery. Revenue from sales of equipment to independent sales agents to be used by the agents as demonstration units is recognized upon shipment.

The Company’s credit terms are net 30 days.

The Company also enters into agreements to lease equipment to health-care providers. Revenue from the leases is recognized ratably over the term of the lease, usually 12 months.

Revenue from the analysis of test results is recognized upon provision of the test results to the Customers.

Accounting for Stock-Based Compensation

We record equity-based compensation expense for employees and nonemployees in accordance with the fair-value provisions of Accounting Standards Codification (“ASC”) 718, principally the result of granting stock options and warrants to employees with an exercise price below the fair value of the shares on the date of grant.

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

Results of Operations

The following table sets forth results of operations for certain items reflected in the Company’s consolidated statements of operations for each of the years ended December 31, 2009 and 2010 and Inception to December 31, 2010. Because there was no revenue in 2009, all percentages shown are based on total operating expenses.

					Period from
					August 4, 2000
	Years Ended				(Inception) to
	December 31,				December 31,
	2009		2010		2010

Revenue:
Sales	$—	0.0%	$185,000	−2.1%	$185,000	−0.3%
Lease income	—	0.0%	4,000	0.0%	4,000	0.0%
Grants and other	—	0.0%	—	0.0%	844,000	−1.4%

	—	0.0%	189,000	−2.1%	1,033,000	−1.7%
Cost of revenue	—	0.0%	131,000	−1.5%	131,000	−0.2%

Gross profit	—	0.0%	58,000	−0.6%	902,000	−1.5%
Operating expenses:
Research and development	964,000	13.2%	638,000	7.2%	15,665,000	25.1%
Selling, general and administrative expenses	3,705,000	50.6%	5,944,000	67.1%	35,038,000	56.2%
Interest expense	2,485,000	33.9%	2,273,000	25.7%	10,401,000	16.7%
Loss from extinguishment of debt	167,000	2.3%	—	0.0%	1,266,000	2.0%

Total operating expenses	7,321,000	100.0%	8,855,000	100.0%	62,370,000	100.0%
Gain (loss) on derivative financial instruments	2,157,000	−29.5%	3,991,000	−45.1%	6,148,000	−9.9%

Net loss	(5,164,000)	−129.5%	(4,806,000)	−145.7%	(55,320,000)	−111.4%
Cumulative effect of change in accounting principle	—	0.0%	—	0.0%	480,000	0.8%
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(479,000)	6.5%	(436,000)	4.9%	(1,349,000)	2.2%
Amortization of derivative discount on Series B
preferred stock	(979,000)	13.4%	(1,004,000)	11.3%	(1,983,000)	3.2%
Value of warrants issued in connectin with Series B preferred stock	—	0.0%	—	0.0%	(1,536,000)	2.5%

Total dividends for the benefit of preferred stockholders	(1,458,000)	19.9%	(1,440,000)	16.2%	(4,868,000)	7.9%

Net loss applicable to common stock	$(6,622,000)	−109.6%	$(6,246,000)	−129.5%	$(59,708,000)	−102.7%

Net loss per common share — basic and dilluted	$(0.18)		$(0.14)

Weighted average number of shares of common shares outstanding	37,513,205		44,850,644

Year Ending December 31, 2010 Compared to December 31, 2009:

Revenues

Revenues were $189,000 for the year ended December 31, 2010 compared to no revenues for 2009.

Cost of Revenue

Cost of revenue was $131,000 for the year ended December 31, 2010 compared to no cost of sales for the year ended December 31, 2009.

Gain on derivative financial instruments

There was a gain on derivative financial instruments of $3,991,000 for the year ended December 31, 2010 compared to a gain of $2,157,000 for the year ended December 31, 2009. The primary reason for the increase of $1,834,000 was the generally lower level of the Company’s common stock price during 2010 as compared to 2009. The fair value resulting from the periodic mark-to-market calculation varies inversely to the change in the stock price used in the Black-Scholes-Merton option pricing model so that gain results from a stock price decrease and loss results from a stock price increase.

Research and Development

For the year ended December 31, 2010, research and development costs were $638,000, or 7.2% of total expenses, compared to $964,000, or 13.2% of total expenses, for the year ended December 31, 2009. The $326,000 decrease in expenses was largely attributable to a $175,000 decrease in the MUSIC Trial costs as well as the use of collaborative researchers in 2010 at greatly reduced cost to Vicor. Other cost reductions in 2010 were achieved by hiring IT personnel and reducing the level of outside contractor involvement in programming.

We anticipate that research and development costs will continue in the future. As our products become commercially available in the marketplace, we expect more collaborative research efforts from third parties to take place, reducing the extent to which Vicor-sponsored and funded research and development will be required.

Selling, General and Administrative

For the year ended December 31, 2010 selling, general and administrative costs were $5,994,000, or 67.1% of total expenses, compared to $3,705,000, or 50.6% of total expenses, for the year ended December 31, 2009. The $2,289,000 increase was primarily due to increases of $770,000 for compensation and benefits resulting from increased personnel, primarily in the IT function; $662,000 as a result of establishing the sales and marketing infrastructure in 2010; $262,000 of expenses related to debt issuances for capital funding purposes; $216,000 for investor relations activities, and $101,000 of legal fees. The increases were offset by decreases of $119,000 due to reduced use of IT contractors and decreases of $116,000 of equity-based compensation provided to members of the Scientific Advisory Board and outside directors.

Interest Expense

For the year ended December 31, 2010 interest costs were $2,273,000, or 25.7% of total expenses, compared to $2,485,000, or 33.9% of total expenses, for the year ended December 31, 2009. 2010 interest expense includes increases of $496,000 caused by increased debt levels and reductions of $708,000 of expense incurred in 2009 involving debt issuance and conversion of debt to equity.

Loss on Extinguishment of Debt

For the year ended December 31, 2009 loss on extinguishment of debt amounted to $167,000, or 2.3% of total expenses. There was no such loss in 2010.

Liquidity and Capital Resources

We generated revenues of $189,000 in the year ended December 31, 2010. However, our revenues are not sufficient to execute our business plan and continue development of our products. Accordingly, we continue to look to outside sources to raise capital.

At December 31, 2010 we had working capital of $32,000 and $1,119,000 in cash. Based on our cash balance as of March 15, 2011, management believes the we have sufficient funds to continue current operations through at least May 1, 2011.

We have raised approximately $27,000,000 since our inception in 2000 in a series of private placements of our common stock, convertible preferred stock and convertible notes.

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

Going Concern

We have prepared our financial statements for the years ended December 31, 2009 and 2010 on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $4,806,000 for the year ended December 31, 2010 and had an accumulated deficit of $59,708,000 at December 31, 2010. We expect to incur substantial expenditures to further the commercial development of our products. However, our working capital at December 31, 2010 of $32,000 will not be sufficient to meet such objectives. Although sales commenced in January 2010, we anticipate operating losses over the next 12 months (and likely longer) as we continue to incur expenditures necessary to further the commercial development of our products. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management recognizes that the Company must generate additional funds to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of our products as well as other business transactions to assure continuation of the Company’s development and operations. We are executing our plan to secure additional capital through a multi-part funding strategy. Management believes the amount of capital generated by this plan will be sufficient to permit completion of various clinical trials and provide sufficient working capital for the next 18 months, by which time it expects that the Company will generate positive cash flow through the sales of its products.

Off-Balance Sheet Arrangements

We have not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated under which it has:

•	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit;

•	liquidity or market risk support to such entity for such assets;

•	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument; or

•	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to the Company, where such entity provides financing, liquidity, market risk or credit risk support to or engages in leasing, hedging, or research and development services with the Company.

Item 8.	Financial Statements and Supplementary Data.

Our Financial Statements are contained on pages F-2 to F-32 of this Annual Report and are incorporated herein by reference.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we conducted an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by or under the supervision of our Chief Executive Officer and our Chief Financial Officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting as of December 31, 2010 was conducted on the basis of the framework in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, positions and ages of our current executive officers, directors and significant employees. Class I directors serve until the 2011 annual meeting of stockholders or until their successors are elected and qualified. Class II directors serve until the 2012 annual meeting of stockholders or until their successors are elected and qualified. Class III directors serve until the 2013 annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by our board of directors and their terms of office are, except to the extent governed by an employment contract, at the discretion of our board of directors.

Name	Age	Position

David H. Fater	64	President, Chief Executive and Chief Financial Officer; Class I Director
Thomas J. Bohannon	66	Chief Financial Officer
James E. Skinner, Ph.D.	69	Vice President Research and Science; Class I Director
Jerry M. Anchin, Ph.D.	50	Vice President Product Development; Class II Director
Richard M. Cohen	65	Chief Operating Officer
Daniel N. Weiss, M.D., F.A.C.C	48	Chief Medical Officer
Gary A. Schwartz	50	Chief Technology Officer
Frederick M. Hudson	65	Class II Director
Joseph A. Franchetti	71	Class III Director
Ronald A. Malone	55	Class III Director
Frank B. Wheeler	73	Class III Director

David H. Fater joined us as President, Chief Executive and a director in June 2002. Mr. Fater was the founder and from January 1993 through the present, has been the chief executive officer of ALDA & Associates International, Inc., a business and financial consulting firm specializing in healthcare and life sciences. Prior to his founding ALDA, Mr. Fater served as a senior executive with three public health care companies, including two in which he led the initial public offering process (BMJ Medical Management, Inc. and Community Care of America) and one which he led to a NYSE listing and a $1 billion market capitalization (Coastal Physician Group, Inc.). Mr. Fater was employed by Coastal Physician Group, Inc. from January 1993 to June 1995; Community Care of America from July 1995 to December 1996; and BMJ Medical Group, Inc. from January 1997 to July 1999. From June 2000 through July 2001 Mr. Fater was the chief financial officer of Vector Medical Technologies, Inc. Prior to his corporate experience, Mr. Fater was an international business advisor to senior management and boards of directors as a senior international partner during a 24-year career with Ernst & Young from January 1969 to December 1992. He holds a B.S. in Accounting from the University of North Carolina. He is a Certified Public Accountant licensed in Georgia and North Carolina.

Thomas J. Bohannon was appointed to serve as the Chief Accounting Officer of the Company effective as of December 28, 2008 and became Chief Financial Officer on January 1, 2011. Mr. Bohannon has been in the accounting and financial field for more than 40 years. Mr. Bohannon worked as a senior manager at Ernst & Young in Atlanta from 1968 until 1978 where he specialized in financial and SEC reporting before becoming the partner in charge of audit and review services for Pappadakis, Nelson & Bohannon from 1978 - 1991. Since 1992, he has focused on his own consulting practice, serving as the financial officer for a variety of companies in the Southeast United States. He holds a B.S. in Economics from Auburn University and a Masters in Business Administration,

Concentration in Accounting from Tulane University. He is a Certified Public Accountant licensed in Georgia.

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

Jerry M. Anchin, Ph.D., has been our Vice President Product Development since October 2000 and a director since September 2003. Dr. Anchin has extensive experience in the biotechnology business sector. He has been actively involved in the fields of immunology, molecular biology, drug discovery and protein chemistry since 1978. Dr. Anchin worked in biotechnology at International Immunoassay Labs from September 1981 to July 1988 as head of assay development and manufacturing, where he was instrumental in designing a novel assay for the detection of the protein creatine kinase that is released as a result of acute myocardial infarction. He received two patents for his work in this area. Dr. Anchin then worked for Immuno Pharmaceuticals from August 1993 to February 1996 and Prism Pharmaceuticals from February 1996 to June 1998. Dr. Anchin was employed by Ciblex Pharmaceuticals from June 1998 through August 2000, where he became group leader of the drug discovery program involving novel small molecules that will be entering clinical trials for the prevention of asthma. He has been granted five patents in the field of immunoassay and drug discovery and has four patents pending. Dr. Anchin holds a B.A. in Cell Biology from University of California at Santa Barbara and received his Ph.D. in Immunology from Texas A&M University.

Richard M. Cohen was appointed to serve as Chief Operating Officer effective January 1, 2011. Mr. Cohen has management experience at companies ranging from start-ups to Fortune 500 companies. He also has experience in matters related to importing, exporting and manufacturing operations in South America, the Far East and Europe. From 1987 — 2000 Mr. Cohen served as the Chief Operating Officer of Chaseco Inc. and served as the Chief Operating Officer of ALDA & Associates International, Inc., a consulting company during the ten years from 2000 — 2010. While working with ALDA, Mr. Cohen performed consulting services for the Company. He holds a B. A. in Business Administration from Kentucky Wesleyan College.

Daniel N. Weiss, M.D., F.A.C.C., joined us as our Chief Medical Officer in April 2004. Dr. Weiss has extensive experience as a practicing cardiologist and electrophysiologist. He has been a partner in Florida Arrhythmia Consultants. He is also a consultant to Fortune 500 Medical Device companies including Medtronics, St. Jude Medical and Guidant. He has been a clinical investigator in the MADIT II (Multi Center Automatic Defibrillator Implantation Trial) and SCDHeFT (Sudden Cardiac Death Heart Failure Trial) clinical trials. He is a cum laude graduate of Princeton University with a BSE in Electrical Engineering and Computer Science. He received his Medical Degree with Distinction in Research from the Mount Sinai School of Medicine where he also received the Nathan A. Setz Award for Research in Cardiovascular and Renal Disease.

Gary A. Schwartz was appointed Chief Technology Officer on January 1, 2011. Mr. Schwartz has more than 20 years of experience in executive positions involving strategic business planning, information technology and quality assurance/improvement. He worked at Lehman Brothers’ corporate headquarters in New York City from 1992 — 1995 and designed, built and maintained its Business Communications. From 1995 — 1997 Mr. Schwartz served as the New York Branch Manager of

TechLaw Automation Partners, servicing some of the most prominent law firms in New York. From 1997 — 2000 he worked with Clinical Systems Limited, a healthcare conglomerate delivering HMO operations, clinical trials, practice management and bio-statistical research. In 2000 he relocated to Florida and joined Vista Healthplan of South Florida as Chief Information Officer. In 2005 he created Sierra Healthcare Consultants and consulted with startup HOM’s and MHN in South Carolina and Florida to develop information technology and operations systems. He consulted with Vicor during 2010 prior to joining the Company.

Frederick M. Hudson has served as a director since July 2008. Mr. Hudson retired as a partner in charge of the health care audit practice for the Washington — Baltimore business unit of the accounting firm of KPMG, LLP on January 1, 2006 after a 37-year career with the firm. He is a graduate of Loyola College and currently serves in a board capacity with the Board of Financial Administration of the Catholic Archdiocese of Baltimore, Board of Sponsors, Loyola College Sellinger School of Business and Management and the Board of Trustees of the Maryland Historical Society. He chairs the audit committee of the board of directors of Paradigm Management Services LLC (a provider of catastrophic care services),Woodhaven Holding Corporation, d/b/a Remedi Health Services, (an institutional pharmacy service provider) and is a member of the audit and finance committee of the board of directors for GBMC Healthcare, Inc and its affiliate, the Greater Baltimore Medical Center. He serves as Chairman of our Audit Committee.

Joseph C. Franchetti has served as a director since July 2008. He is a consultant, director and advisor to several health care/medical device companies in the cardiology/cardiovascular and life sciences arenas, including 31 start-up companies. He now serves as vice-chairman of CVAC Health Systems Inc. and was president and CEO of Colin Medical Instruments Corp. (now Omron), a Japanese-owned worldwide leader for noninvasive blood pressure and physiological/vital signs monitoring and diagnosis from 1989 to 1996. His executive experience also includes being co-founder and CEO of Bio-Chem Laboratory Systems Inc. and a corporate and international vice-president and general manager for Technicon (now Siemens) and Narco Scientific (now Respirionics). He is a graduate of the Wharton School of the University of Pennsylvania, a trustee emeritus of Southwest Research Institute of Texas, and a commissioned US Army Infantry Officer.

Ronald A. Malone, has served as a Class III Director since November 2010. He has served as the chairman of the board of Gentiva Health Services, Inc. (“Gentiva”) since June 2002, and its chief executive officer from June 2002 through September 2008. Gentiva is the largest provider of home health care services in the United States and is traded on the Nasdaq Stock Market under the symbol “GTIV.” He served in various executive positions at Gentiva from March 2000 through June 2002. Prior thereto he served in various executive capacities with Olsten Corporation, a large multinational conglomerate. Mr. Malone currently serves as a director of Hill-Rom Holdings, Inc. (“Hill-Rom”), a worldwide manufacturer and provider of medical technologies and related services for the health care industry, and Capital Senior Living Corporation (“CSL”), one of the largest operators of senior living communities in the United States in terms of resident capacity. Mr. Malone has served as a director of Hill-Rom since July 2007 and as a director of CSL since June 16, 2010. Mr. Malone has a Bachelors degree from Furman University.

Frank B. Wheeler, has served as a Class III Director since November 2010. He worked for thirty-five years in the British Diplomatic Service until 1997. He served as foreign policy adviser on East — West affairs and Middle East issues, was the Charge d’Affairs in Czechoslovakia and the Ambassador to Ecuador and then Chile. Since 1997 he has served as the chairman of the British - Chilean Chamber of Commerce in London and as international adviser to the English Football Association in its campaign to host the 2006 World Cup. For the past five years he has been an independent business consultant involved with health insurance and software companies. Mr. Wheeler received an Advanced Level Certificate in French and German from the Mill Hill School in London, graduated in Russian Studies from the Joint Services College for Linguists and obtained Diploma in Economics from the Treasury Centre for Administrative Studies in London.

Director Independence and Qualifications

The Board of Directors has determined that the following four individuals currently serving as directors are independent as that term is defined in the Marketplace Rules of The NASDAQ Stock Market: Messrs. Franchetti, Hudson, Malone and Wheeler.

Our Board believes that the qualifications of our directors, as set forth in their biographies which are listed above and briefly summarized in this section, give them the qualifications and skills to serve as directors of Vicor. Three of our directors, Mr. Fater, Dr. Anchin and Mr. Franchetti, have experience serving as executive officers of medical device companies, and Mr. Malone serves as the Chairman of a company in the home health care industry. Mr. Wheeler has experience in the health care and software industry as a consultant and has a great deal of international experience through his work with the British Diplomatic Service, which will assist us in our marketing and sales efforts outside the United States. Mr. Hudson has a strong background in finance for health care companies.

Our Board also believes that each of the directors has other key attributes that are important to an effective Board: integrity and demonstrated high ethical standards, sound judgment; analytical skills, the ability to engage management and each other in a constructive and collaborative fashion, and the commitment to devote significant time and energy to service on the Board and its Committees.

Director Compensation

Each nonemployee Director receives a basic annual retainer of $24,000, paid quarterly in shares of our common stock. The Director serving as the Chairman of the Audit Committee will receive an annual fee of $12,000 and the Directors serving as Chairman of the Compensation Committee and the Governance Committee will receive an annual fee of $6,000 for the additional duties as Chairmen of these committees. Such fees will be paid quarterly in shares of the Company’s common stock. Nonemployee Directors will receive cash fees of $1,000 per meeting (paid in shares of the Company’s common stock) not to exceed six Board meetings per year and four meetings for each Committee. Each nonemployee Director will also receive an annual grant of 100,000 stock options. The options will be exercised at the fair market value of the Company’s common stock on the date of grant and will be for a term of up to ten years. The options will vest monthly on a pro-rata basis over a 24-month period.

Director Compensation Table

The following table sets forth a summary of the compensation we paid to our nonemployee Directors in 2010. We do not provide any compensation to our Directors who also are serving as executive officers of the Company.

	Fees Earned or
Name	Paid in Cash	Stock Options(1)	Stock Award(2)	Total

Edward Wiesmeier	$—	$—	$35,500	$35,500
Frederick Hudson	$—	$49,000	$54,000	$103,000
Frank B. Wheeler	$—	$49,000	$9,000	$58,000
Ronald Malone	$—	$49,000	$9,000	$58,000
Joseph Franchetti	$—	$49,000	$42,000	$91,000

(1)	The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding the assumptions used in the calculation of the amount are included in footnote 8 of the Company’s financial statements for the fiscal year ended December 31, 2010.

(2)	The amounts reflect the fair market value of the stock on date of issuance.

Board Committees

During the year ended December 31, 2010 we had two standing committees: an Audit Committee and a Compensation Committee. A Governance Committee was appointed in 2010 but held no meetings.

The members of the Audit Committee are Mr. Hudson, Chairman, and Mr. Franchetti. The members of the Compensation Committee are Mr. Malone, Chairman, Mr. Hudson and Mr. Wheeler. The members of the Governance Committee are Mr. Franchetti, Mr. Hudson and Mr. Wheeler, no Chairman having been appointed currently.

Audit Committee

The Audit Committee reviews, with our independent accountants, our annual and quarterly financial statements prior to publication, and reviews the work of, and approves nonaudit services performed by, such independent accountants. Our Audit Committee appoints the independent accountants for the ensuing year.

Our Board has determined that Mr. Hudson is an “audit committee financial expert,” as that term is defined in Item 401(e)(2) of Regulation S-K.

SCIENTIFIC ADVISORY BOARD

The Company has assembled a Scientific Advisory Board that enables it to access some of the brightest minds in the life sciences arena. Members, in addition to Drs. Anchin, Skinner and Weiss, include:

•	Edward F. Lundy, M.D., Ph.D., Chief of Cardiothoracic Surgery at the Active International Cardiovascular Institute at Good Samaritan Hospital in Suffern, New York. In addition to his M.D. from the University of Michigan, Dr. Lundy also received a Ph.D. from that institution in physiology with a primary focus on altered-state physiologies such as hibernation. He serves as Chairman of our Scientific Advisory Board.

•	Mark E. Josephson, M.D., Chief of Cardiology at Beth Israel Deaconess Medical Center, a major patient care, research and teaching affiliate of Harvard Medical School; and the author of Clinical Cardiac Electrophysiology, the fundamental textbook in the field.

•	Hein J. J. Wellens, M.D., Professor and Chairman of the Department of Cardiology at Academisch Ziekenhuis Maastricht in Amsterdam, the Netherlands. He is a director of the Interuniversity Cardiology Institute of the Netherlands and is a member of the Netherlands Academy of Arts and Sciences. He also has an appointment of visiting lecturer at Harvard Medical School.

•	Richard M. Luceri, M.D., F.A.C.C., recently retired director, Interventional Arrhythmia Center Holy Cross Hospital, Fort Lauderdale, FL as well as a clinical investigator in the MADIT II (MultiCenter Automatic Defibrillator Implantation Trial) and author SCDHeFT (Sudden Cardiac Death Heart Failure Trial).

•	Robert G. Hauser, MD, F.A.C.C., FHRS, Chairman of the Cardiovascular Services Division at Abbott Northwestern Hospital and former CEO of Cardiac Pacemakers, Inc., acquired by Guidant Corporation.

•	Jonathan Kaplan, M.D., M.P.H., Medical Director for Fidelis Care New York and formerly the corporate medical director for Excellus Blue Cross Blue Shield.

•	David Chazanovitz, the former chief executive officer of Cambridge Heart, Inc. (our only FDA-approved competitor).

•	Jules T. Mitchel, M.B.A., Ph.D., founder of Target Health, Inc., a full-service contract research organization supporting all aspects of pharmaceutical drug and device development.

•	Ariel D. Soffer, M.D., F.A.C.C, Chief of Cardiology at Jackson North Medical Center, one of the newest hospitals in the academically affiliated hospital system, Jackson Hospital.

•	Hank Lubin, M.D., practicing physician with Hightstown Medical Associates, PA, (formerly affiliated with the University of Pennsylvania Health System) and currently a Clinical Associate Professor at The University of Pennsylvania School of Medicine.

•	David Fertel, D.O., Clinical Professor of Surgery at Michigan State University and a practicing board certified thoracic and cardiovascular surgeon in Michigan.

•	Mitchell S. Karl, M.D., practicing board certified cardiologist on staff with Boca Raton Community Hospital; Clinical Associate Professor of Biomedical Science, Florida Atlantic University/University of Miami School of Medicine; Associate Medical Director, Vicor Technologies, Inc.

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

Summary Compensation Table

The following table sets forth compensation awarded to, earned by or paid to (i) David H. Fater, our Chief Executive Officer, (ii) James. E. Skinner, our Vice President, Research and Science, (iii) Jerry M. Anchin, our Vice President, Product Development, and (iv) Daniel N. Weiss, our Chief Medical Officer. No other executive officers received total compensation in excess of $100,000 for the fiscal year ended December 31, 2010.

				Stock	Option/Warrant	All Other
Name and Principal Position	Year	Salary	Bonus	Awards(1)	Awards(1)	Compensation	Total

David H. Fater	2010	$201,000	$—	$—	$—	$—	$201,000
Chief Executive(2)	2009	$183,000	$—	$—	$228,000	$—	$411,000
James E. Skinner	2010	$180,000	$—	$—	$—	$—	$180,000
Vice President, Research and Science(2)	2009	$177,000	$—	$—	$228,000	$—	$405,000
Jerry M. Anchin	2010	$180,000	$—	$—	$—	$—	$180,000
Vice President, Product Development(2)	2009	$168,000	$—	$—	$228,000	$—	$396,000
Daniel N. Weiss	2010	$180,000	$—	$—	$—	$—	$180,000
Chief Medical Officer(2)	2009	$180,000	$—	$—	$152,000	$78,900	$410,900

(1)	The amounts reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For information regarding the assumptions used in the calculation of the amount are included in footnote 8 of the Company’s financial statements for the fiscal year ended December 31, 2010.

(2)	Mr. Fater, Dr. Skinner and Dr. Anchin commenced employment with the Company on March 30, 2007, the date of the Merger closing. Dr. Weiss commenced employment with us in April 2008.

Employment Agreements

We have entered into employment agreements with David H. Fater, James E. Skinner, Ph.D., Dr. Daniel N. Weiss and Jerry M. Anchin, Ph.D.

David H. Fater.  Our employment agreement with Mr. Fater, dated June 1, 2002, as amended, is for a three-year term; provided, however, that on June 1 of each year the term is automatically extended for an additional one-year period. The employment agreement provides for an annual base salary of $150,000, subject to annual increases (currently at $201,000), plus reimbursement of reasonable expenses and entitles Mr. Fater to participate in the employee benefit plans made available to our other executives. Upon the first to occur of (1) our receipt of $3 million in funding; (2) consummation of a significant liquidity event; or (3) significant enhancement of our value, Mr. Fater’s annual increases to base compensation will be 10% and Mr. Fater will be entitled to an annual bonus of 20% of his base salary. The agreement contains customary confidentiality and noncompete provisions.

James E. Skinner.  Our employment agreement with Dr. Skinner dated January 1, 2009 expires on December 31, 2011. It provides for an annual base salary of $180,000 subject to annual increases plus reimbursement of reasonable expenses, and entitles Dr. Skinner to participate in the employee benefit plans made available to our other executives. This agreement contains customary confidentiality and noncompete provisions. In addition, Dr. Skinner agrees that all intellectual property developed by him shall be our property.

Jerry M. Anchin.  Our employment agreement with Dr. Anchin dated January 1, 2009 expires on January 1, 2012. It provides for an annual base salary of $180,000 subject to annual increases plus reimbursement of reasonable expenses, and entitles Dr. Anchin to participate in the employee benefit plans made available to our other executives. This agreement contains customary confidentiality and noncompete provisions. In addition, Dr. Anchin agrees that all intellectual property developed by him shall be our property.

Daniel N. Weiss.  Our employment agreement with Dr. Weiss of January 1, 2010 expires on January 1, 2013. It provides for an annual base salary of $180,000 subject to annual increases plus reimbursement of reasonable expenses and entitles Dr. Weiss to participate in the employee benefit plans made available to our other executives. This agreement contains customary confidentiality and noncompete provisions. In addition, Dr. Weiss agrees that all intellectual property developed by him shall be our property.

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents information regarding outstanding options and warrants held by our Named Executive Officers as of our fiscal year end December 31, 2010.

	Number of Securities		Number of Securities
	Underlying Unexercised		Underlying Unexercised	Option/Warrant
	Options/Warrants (#)		Options/Warrants (#)	Exercise	Option/Warrant
Name	Exercisable		Unexercisable	Price ($)	Expiration Date

David H. Fater	300,000	(1)	—	$0.78	01/05/2016
	12,500		—	$1.00	04/09/2013
Thomas J. Bohannon	75,000		—	$0.68	12/22/2015
	25,000		—	$0.78	1/5/2016
	100,000	(2)	—	$0.62	12/17/2016
	100,000	(3)	—	$0.51	12/29/2017
James E. Skinner	300,000	(1)	—	$0.78	01/05/2016
	255,000		—	$1.00	08/08/2017
	12,500		—	$1.00	06/10/2013
Jerry M. Anchin	100,000		—	$1.00	08/08/2017
	12,500		—	$1.00	02/19/2013
	300,000	(1)	—	$0.78	01/05/2016
Daniel N. Weiss	50,000		—	$1.00	08/08/2017
	200,000	(1)	—	$0.78	01/05/2016

(1)	We granted these options under our 2008 Stock Option Plan on January 5, 2009. The options vest 50% immediately and 12.5% per quarter thereafter.

(2)	We granted these options under our 2008 Stock Option Plan on January 5, 2009. The options vest 50% immediately and 50% after a milestone is achieved.

(3)	We granted these options under our 2008 Stock Option Plan on January 5, 2009. The options vest 50% after 12 months and 50% after 24 months.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of December 31, 2010.

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (2002)	122,500	$0.78	477,500
Equity compensation plans approved by security holders (2008)	3,817,500	$0.73	1,182,500
Equity compensation plans not approved by security holders	24,466,460	$0.93	—

Total	28,406,460		1,660,000

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Based solely on the Company’s review of the copies of such forms received by it or written representations from certain reporting persons the Company believes that with respect to the fiscal year ended December 31, 2010 it complied with all filing requirements applicable to its executive officers, directors and 10% beneficial owners except as described herein. Mr. Malone and Mr. Wheeler filed their Form 3’s late. Mr. Fater, Mr. Franchetti and Mr. Hudson each filed two Form 4’s late, which reported 2 transactions for each, and Dr. Weismeier (a former director) filed one Form 4 late, reporting 1 transaction.

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

The table below reflects the compensation payable to Mr. Fater in the event of a termination of his employment in each of the situations listed below. The amounts shown assume that the termination was effective as of December 31, 2010.

Termination
		Termination for	not for	Termination for	Change in
Executive Benefits and	Voluntary	Cause by the	Cause by the	Good Reason by	Control for
Payments Upon Termination	Termination	Company	Company	the Executive	Good Reason

Base Salary	$—	$—	$603,000	$603,000	$603,000
Bonus	$—	$—	$—	$—	$—
Stock Options
(Unvested & Accelerated)	$—	$—	$—	$—	$—
Benefits and Insurance	$—	$—	$74,700	$74,700	$74,700
280G Tax Gross Up	$—	$—	$—	$—	$—

Other Named Executive Officers.  If we terminate Drs. Skinner, Anchin or Weiss without cause or if Drs. Skinner, Anchin or Weiss terminates his employment agreement with us for good reason (as defined in his employment agreement), then said executive will receive an amount equal to 100% of the sum of his current base salary and any bonuses paid during the previous 12-month period and will receive accelerated vesting under any long-term incentive plans, including stock options and warrants.

If we had terminated Drs. Skinner, Anchin or Weiss without cause or any of the these executives had terminated their employment with us without cause as of December 31, 2010, each would have received an amount equal to $180,000 and would have received accelerated vesting under any long-term incentive plans, including stock options and warrants. In addition, Dr. Weiss’ would receive $12,000 of health insurance coverage.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of March 15, 2011:

•	each of the executive officers listed in the summary compensation table;

•	each of our directors;

•	all of our directors and executive officers as a group; and

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 15, 2011 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the executive officers and directors and 5% or more stockholders named below is c/o Vicor Technologies, Inc., 2300 N.W. Corporate Boulevard, Suite 123, Boca Raton, Florida 33431.

	Number of Shares		Percent of
Name of Beneficial Owner	Beneficially Owned(1)		Shares

David H. Fater(2)	1,715,354		3.26%
James E. Skinner(3)	4,245,164		8.03%
Jerry M. Anchin(4)	2,308,892		4.38%
Daniel N. Weiss, M.D.(5)	761,701		1.45%
Thomas J. Bohannon(6)	156,048		*
Ronald A. Malone(7)	313,279		*
Frank B. Wheeler(8)	42,803		*
Frederick M. Hudson(9)	412,205		*
Joseph A. Franchetti(10)	363,906		*

All 7 directors and executive officers as a group	10,319,352	(11)	19.48%

*	Less than 1%.

(1)	For purposes of calculating beneficial ownership percentages, 52,281,009 shares of the Company’s common stock were deemed outstanding as of March 15, 2011 and includes (a) 47,095,908 shares of the Company’s common stock issued and outstanding and (b) 5,185,101 shares of the Company’s common stock issuable upon conversion of 5,185,101 shares of Series B preferred stock. As of March 15, 2011, each share of Series B preferred stock is convertible into one share of the Company’s common stock.

(2)	Includes (a) immediately exercisable warrants to purchase 12,500 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of March 15, 2011 to purchase 300,000 shares of the Company’s common stock, and (c) 12,500 shares of Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(3)	Includes (a) immediately exercisable warrants to purchase 267,500 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of

March 15, 2011 to purchase 300,000 shares of the Company’s common stock, and (c) 12,500 shares of Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(4)	Includes (a) immediately exercisable warrants to purchase 112,500 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of March 15, 2011 to purchase 300,000 shares of the Company’s common stock, and (c) 12,500 shares of Series B preferred stock as though converted into 12,500 shares of the Company’s common stock.

(5)	Includes immediately exercisable options or options exercisable within 60 days of March 15, 2011 to purchase 200,000 shares of the Company’s common stock.

(6)	Includes immediately exercisable options or options exercisable within 60 days of March 15, 2011 to purchase 150,000 shares of the Company’s common stock.

(7)	Includes (a) immediately exercisable warrants to purchase 30,000 shares of the Company’s common stock and (b) immediately exercisable options or options exercisable within 60 days of March 15, 2011 to purchase 79,167 shares of the Company’s common stock.

(8)	Includes immediately exercisable options or options exercisable within 60 days of March 15, 2011 to purchase 29,167 shares of the Company’s common stock.

(9)	Includes immediately exercisable options or options exercisable within 60 days of March 15, 2011 to purchase 216,668 shares of the Company’s common stock.

(10)	Includes immediately exercisable options or options exercisable within 60 days of March 15, 2011 to purchase 216,668 shares of the Company’s common stock.

(11)	Includes (a) immediately exercisable warrants to purchase 422,500 shares of the Company’s common stock, (b) immediately exercisable options or options exercisable within 60 days of March 15, 2011 to purchase 1,791,670 shares of the Company’s common stock, and (c) 37,500 shares of Series B preferred stock as though converted into 50,000 shares of the Company’s common stock

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions described below since January 2009 there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and

•	in which any director, executive officer, or stockholder owning more than 5% of our common stock, or any member of their immediate family had or will have a direct or indirect material interest.

Transactions with Management

On January 1, 2007 we entered into a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by David H. Fater, whereby three of our employees became employees of ALDA under a Professional Employer Organization (PEO) arrangement. The Service Agreement is a cost-reimbursement-only contract and provides for our reimbursement of all of ALDA’s actual payroll and insurance-related costs for these employees. The arrangement was entered into because of the substantial cost savings that could be obtained for us due to the higher number of employees employed by ALDA. Subsequently, these advantages became nonconsequential, and this Service Agreement was terminated on January 1, 2011.

In 2007 the Company borrowed $200,000 from Colonial Bank, N.A. (“Colonial Bank”), now Branch Banking and Trust Company, on an unsecured basis under a loan agreement with a due date in August 2007 and an interest rate of 6.65%. As a condition to making the loan, Colonial Bank received a $200,000 certificate of deposit from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, and (ii) the monthly issuance of 728 shares of the Company’s common stock. This loan has been extended until February 2012 at an interest rate of 3.45%.

Also in 2007 the Company borrowed $100,000 from Colonial Bank (now Branch Banking and Trust Company) on an unsecured basis under a loan agreement with a due date in August 2007 and an interest rate of 6.13%. As a condition to making the loan, Colonial Bank received a $100,000 certificate of deposit from Mr. Fater as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, and (ii) the monthly issuance of 364 shares of the Company’s common stock. The loan was paid in full in October 2010.

For the years ended December 31, 2009 and 2010, respectively, Mr. Fater received 14,196 and 10,556 shares of the Company’s common stock related to these bank loans.

In October 2002 we entered into a Purchase and Royalty Agreement, as amended in July and September 2003 (the “Royalty Agreement”), with Dr. James E. Skinner, our Vice President and Director of Research and Development and a Director of the Company, to acquire the software related to the Analyzer. The total purchase price for the software was $200,000. To date we have paid $100,000, and we are required to pay the remaining $100,000 from 10% of any revenues that we receive from the sale, licensing, distribution or other use of the Analyzer. The Royalty Agreement further provides for an additional ongoing royalty to be paid to Dr. Skinner of 10% of revenues received by us from any activities that utilize the Analyzer including, without limitation, licensing and sales of the Analyzer for the life of the patents. Beginning in 2010 royalties were accrued as sales related to the PD2i cardiac device were made, and some payments of royalties were made during 2010.

Director Independence

For information regarding the independence of our directors, please review “Item 10. Directors, Executive Officers and Corporate Governance — Director Independence and Qualifications”.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to us by Daszkal Bolton LLP for professional services rendered for the fiscal years ended December 31, 2010 and 2009.

Fee Category	Fiscal 2010	Fiscal 2009

Audit Fees	$118,889	$152,465
Audit-Related Fees	25,967	5,799
Tax Fees	4,164	6,786
All Other Fees	—	—

Total Fees	$149,020	$165,050

Audit fees consisted of fees billed for professional services rendered for the audit of the Company’s consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2010, other SEC filings in 2010, and reviews of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q during fiscal 2010.

Audit-related fees consist of general assistance on SEC matters. Tax fees consist of fees for tax compliance, tax advice and tax planning. Our auditors did not bill any additional fees for any other nonaudit services rendered to us such as attending meetings and other miscellaneous financial consulting.

Policy on Audit Committee Pre-Approval of Audit and Permissible Nonaudit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible nonaudit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year; any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent public accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all such professional services provided by Daszkal Bolton LLP during fiscal 2009 and 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1		Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated October 24, 2002 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.2		Asset Purchase Agreement, by and between Nonlinear Medicine, Inc. and Enhanced Cardiology, Inc., dated May 29, 2003 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-1475).
2.3		First Amendment to the Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated July 24, 2003 (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.4		Second Amendment to the Purchase and Royalty Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated September 18, 2003 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.5		First Amendment to the Asset Purchase Agreement, by and between Nonlinear Medicine, Inc. and Enhanced Cardiology, Inc., dated September 18, 2003 (incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
2.6		Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of July 28, 2006 (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).
2.7		First Amendment to the Agreement and Plan of Merger, by and among SRKP 6, Inc., Vicor Acquisition Corp., and Vicor Technologies, Inc., dated as of December 6, 2006 (incorporated by reference to Annex A to the Company’s Registration Statement on Form S-4 filed with the SEC on December 6, 2006, File No. 333-139141).
3	.1.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
3	.1.2	Certificate of Designations, Preferences and Rights of Series A 8.0% Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
3	.1.3	Certificate of Designations, Preferences and Rights of Series B 8.0% Convertible Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008 filed with the SEC on May 15, 2008 File No. 000-51475).
3	.1.4	Second Amendment to the Company’s Certificate of Designation for Series B Preferred Stock filed with the Delaware Secretary of State on August 6, 2010 (incorporated by reference to Exhibit 3.2 in the Company’s Form 8-K filed with the SEC on August 11, 2010).
3	.1.5	Certificate of Amendment of the Certificate of Incorporation of Vicor Technologies, Inc. filed with the Delaware Secretary of State on November 16, 2010.
3.2		Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
4.1		See Exhibits 3.1.1, 3.1.2 , 3.1.3 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Company defining rights of holders of the Company’s outstanding securities.
10.1		Vicor Technologies, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+

10.2	Form of Participant Agreement for the 2002 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.3	Executive Court Lease Agreement Boca Office, by and between RJL Company Limited Partnership and Vicor Technologies, Inc., dated July 6, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
10.4	Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated June 1, 2002 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.5	Amendment No. 1 to the Employment Agreement, by and between Vicor Technologies, Inc. and David H. Fater, dated October 24, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).+
10.6	Employment Agreement, by and between Vicor Technologies, Inc. and Jerry M. Anchin, dated January 1, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2010, File No. 000-51475).+
10.7	Employment Agreement, by and between Vicor Technologies, Inc. and James E. Skinner, dated January 1, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2010, File No. 000-51475).+
10.8	Employment Agreement dated January 1, 2010 between the Company and Daniel Weiss (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for fiscal 2009 filed with the SEC on March 31, 2010 (File No. 000-51475).*+
10.9	Victor Technologies, Inc. 2008 Stock Incentive Plan (incorporated by reference to Appendix A in the Company’s definitive proxy statement filed with the SEC on May 15, 2008 (File No. 000-51475).+
10.10	Form of Registration Rights Agreement, between the Company and certain stockholders, dated March 30, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 14, 2007, File No. 333-142948).
10.11	Form of Registration Rights Agreement, between the Company, certain stockholders and WestPark Capital, Inc., dated March 30, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 14, 2007, File No. 333-142948).
10.12	Service Agreement dated January 1, 2007 by and between ALDA & Associates International, Inc. and Vicor Technologies, Inc. (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 30, 2007 filed with the SEC on May 15, 2007, File No. 000-51475).
10.13	Consulting Agreement dated January 1, 2010 between Vicor Technologies Inc. and TJ Bohannon, Inc. (incorporated by reference to Exhibit 10.15 in the Company’s Form 10-K for fiscal 2009 filed with the SEC on March 31, 2010, File No. 000-51475).
10.14	Form of 8% Subordinated Convertible Promissory Note issued to investors (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2010).
10.15	Form of Subscription Agreement dated October 8, 2010 between Vicor Technologies, Inc. and each investor (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010).
10.16	Form of Convertible Note dated October 8, 2010 between Vicor Technologies, Inc. and each investor (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010).
10.17	Form of Warrant Agreement dated October 8, 2010 issued by Vicor Technologies, Inc. to each investor (incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2010).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 in the Company’s Annual Report on Form 10-K for fiscal 2008 filed with the SEC on March 31, 2008, as amended on April 3, 2008, File No. 000-51475).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2007, File No. 000-51475).
23.1	Consent of Daszkal Bolton, Independent Certified Public Accountants.*
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

+	Management Compensation Plan or Arrangement.

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2011

Vicor Technologies, Inc.

By:	/s/ David H. Fater
Name:     David H. Fater

Title:	Chief Executive Officer

By:	/s/ Thomas J. Bohannon
Name:     Thomas J. Bohannon

Title:	Chief Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this Amendment No. 1 to its Annual Report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David H. Fater David H. Fater	Chief Executive Officer, Chief Financial Officer and Director	March 31, 2011

/s/ James E. Skinner, James E. Skinner, Ph.D.	Vice President and Director of Research and Development and Director	March 31, 2011

/s/ Jerry M. Anchin Jerry M. Anchin, Ph.D.	Vice President Product Development, Director	March 31, 2011

/s/ Joseph C. Franchetti Joseph C. Franchetti	Director	March 31, 2011

/s/ Frederick M. Hudson Frederick M. Hudson	Director	March 31, 2011

/s/ Ronald A. Malone Ronald A. Malone	Director	March 31, 2011

/s/ Frank B. Wheeler Frank B. Wheeler	Director	March 31, 2011

Vicor Technologies, Inc.
(A Development Stage Company)

Consolidated Financial Statements

For The Years Ended
December 31, 2009 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VICOR Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Vicor Technologies, Inc. (the “Company”) a Delaware Corporation as of December 31, 2009 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity (net capital deficiency) and cash flows for the years then ended and the period from August 4, 2000 (inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vicor Technologies, Inc. at December 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended and the period from August 4, 2000 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and had negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
March 31, 2011

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
 December 31, 2009 and 2010

	2009	2010

ASSETS
Current assets:
Cash	$544,000	$1,119,000
Accounts receivable	—	58,000
Inventory	—	58,000
Prepaid expenses	74,000	411,000

Total current assets	618,000	1,646,000

Property and equipment:
Equipment	35,000	199,000
Furniture and fixtures	24,000	38,000
Less accumulated depreciation	(38,000)	(82,000)

Net property and equipment	21,000	155,000

Other assets
Deposits	12,000	18,000
Deferred financing costs	1,117,000	8,076,000
Intellectual property, net of accumulated amortization of $223,000 and
$260,000 at December 31, 2009 and 2010, respectively	229,000	192,000

	$1,997,000	$10,087,000

LIABILITIES AND NET CAPITAL DEFICIENCY
Current liabilities:
Accounts payable and accrued expenses	$600,000	$1,166,000
Current debt	460,000	360,000
Due to related party	100,000	88,000

Total current liabilities	1,160,000	1,614,000

Long-term liabilities:
Long-term debt	2,200,000	8,277,000
Accrued dividends	833,000	932,000
Derivative financial instruments payable in shares of common stock	4,414,000	7,692,000

Total long-term liabilities	7,447,000	16,901,000

Commitments and contingencies
Net capital deficiency:
Preferred stock, $.0001 par value; 10,000,000 and 25,000,000 shares authorized at December 31, 2009 and 2010, respectively:
Series A Convertible Cumulative, 157,592 shares issued and outstanding at December 31, 2009 and none at December 31, 2010; preference in liquidation of $751,000 at December 31, 2009	—	—
Series B Voting Junior Convertible Cumulative, 5,210,101 and 5,185,101 shares issued and outstanding at December 31, 2009 and 2010, respectively; preference in liquidation of $5,386,000 and $5,795,000 at December 31, 2009 and 2010, respectively	—	—
Common stock, $.0001 par value; 100,000,000 and 150,000,000 shares authorized at December 31, 2009 and 2010, respectively; 41,813,959 and 46,799,324 shares issued and outstanding at December 31, 2009 and 2010, respectively	4,000	5,000
Additional paid-in capital	46,848,000	51,275,000
Deficit accumulated during the development stage	(53,462,000)	(59,708,000)

Net capital deficiency	(6,610,000)	(8,428,000)

	$1,997,000	$10,087,000

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
 For the Years Ended December 31, 2009 and 2010 and
For the Period from August 4, 2000 (Inception) to December 31, 2010

			Period from
			August 4, 2000
			(Inception) to
	Years Ended December 31,		December 31,
	2009	2010	2010

Revenue:
Sales	$—	$185,000	$185,000
Lease income	—	4,000	4,000
Grants and other	—	—	844,000

	—	189,000	1,033,000
Cost of revenue	—	131,000	131,000

Gross profit	—	58,000	902,000
Operating expenses:
Research and development	964,000	638,000	15,665,000
Selling, general and administrative expenses	3,705,000	5,944,000	35,038,000
Interest expense	2,485,000	2,273,000	10,401,000
Loss from extinguishment of debt	167,000	—	1,266,000

Total operating expenses	7,321,000	8,855,000	62,370,000

Gain on derivative financial instruments:
Realized	1,083,000	318,000	1,401,000
Unrealized	1,074,000	3,673,000	4,747,000

	2,157,000	3,991,000	6,148,000

Net loss	(5,164,000)	(4,806,000)	(55,320,000)
Cumulative effect of change in accounting principle	—	—	480,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(479,000)	(436,000)	(1,349,000)
Amortization of derivative discount on Series B preferred stock	(979,000)	(1,004,000)	(1,983,000)
Value of warrants issued in connection with sales of Series B preferred stock	—	—	(1,536,000)

Total dividends for the benefit of preferred stockholders	(1,458,000)	(1,440,000)	(4,868,000)

Net loss applicable to common stock	$(6,622,000)	$(6,246,000)	$(59,708,000)

Net loss per common share — basic and diluted	$(0.18)	$(0.14)

Weighted average number of shares of common shares outstanding	37,513,205	44,850,644

See accompanying notes to consolidated financial statements

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiiency)
For the Period from August 4, 2000 (Inception) through December 31, 2010

			Preferred Stock
	Common Stock		Class A		Class B		Additional	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Notes Receivable	Deficit	Total

Balance at August 4, 2000 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders	7,400,000	—	—	—	—	—	—	—	—	—
Contributed research and development services	—	—	—	—	—	—	24,000	—	—	24,000
Issuance of common stock for cash	194,500	—	—	—	—	—	194,000	—	—	194,000
Net loss	—	—	—	—	—	—	—	—	(657,000)	(657,000)

Balance at December 31, 2000	7,594,500	—	—	—	—	—	218,000	—	(657,000)	(439,000)
Issuance of common stock for services	280,000	—	—	—	—	—	280,000	—	—	280,000
Issuance of warrants for services	—	—	—	—	—	—	1,252,000	—	—	1,252,000
Contributed research and development services	—	—	—	—	—	—	71,000	—	—	71,000
Issuance of common stock for cash	1,362,826	—	—	—	—	—	1,363,000	—	—	1,363,000
Net loss	—	—	—	—	—	—	—	—	(3,181,000)	(3,181,000)

Balance at December 31, 2001	9,237,326	—	—	—	—	—	3,184,000	—	(3,838,000)	(654,000)
Issuance of common stock for services	360,000	—	—	—	—	—	—	—	—	—
Issuance of warrants and stock options for services	—	—	—	—	—	—	4,722,000	—	—	4,722,000
Subscription Note receivable	500,000						750,000	(750,000)		—
Contributed research and development services	—		—	—	—	—	—	—	—	—
Issuance of common stock for cash	1,725,424	—	—	—	—	—	3,492,000	—	—	3,492,000
Net loss	—	—	—	—	—	—	—	—	(7,306,000)	(7,306,000)

Balance at December 31, 2002	11,822,750	—	—	—	—	—	12,148,000	(750,000)	(11,144,000)	254,000
Issuance of common stock for services	27,300	—	—	—	—	—	—	—	—	—
Issuance of warrants and stock options for services	—	—	—	—	—	—	6,365,000	—	—	6,365,000
Issuance of common stock for cash	870,918	—	—	—	—	—	2,718,000	—	—	2,718,000
Issuance of preferred stock for cash	—	—	157,592	—	—	—	448,000	—	—	448,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(8,000)	(8,000)
Net loss	—	—	—	—	—	—	—	—	(9,247,000)	(9,247,000)

Balance at December 31, 2003	12,720,968	—	157,592	—	—	—	21,679,000	(750,000)	(20,399,000)	530,000
Issuance of common stock for services	217,440	—	—	—	—	—	205,000	—	—	205,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	1,033,000	—	—	1,033,000
Issuance of common stock for cash	308,300	—	—	—	—	—	889,000	—	—	889,000
Accretion of beneficial conversion feature on 10%										—
Costs related to stock issuance	—	—	—	—	—	—	—		—	—
convertible promissory notes	—	—	—	—	—	—	201,000	—	—	201,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(39,000)	(39,000)
Net loss	—	—	—	—	—	—	—	—	(3,372,000)	(3,372,000)

Balance at December 31, 2004	13,246,708	$—	157,592	$—	—	$—	$24,007,000	$(750,000)	$(23,810,000)	$(553,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiiency)
For the Period from August 4, 2000 (Inception) through December 31, 2010

			Preferred Stock					Subscription
	Common Stock		Class A		Class B		Additional	Notes	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Receivable	Deficit	Total

Balance at December 31, 2004	13,246,708	$—	157,592	$—	—	$—	$24,007,000	$(750,000)	$(23,810,000)	$(553,000)
Issuance of common stock for services	83,500	—	—	—	—	—	209,000	—	—	209,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	1,817,000	—	—	1,817,000
Issuance of warrants to note holders	—	—	—	—	—	—	17,000		—	17,000
Issuance of common stock for cash	1,329,302	2,000	—	—	—	—	2,165,000	—	—	2,167,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(43,000)	(43,000)
Net loss	—	—	—	—	—	—	—	—	(4,212,000)	(4,212,000)

Balance at December 31, 2005	14,659,510	2,000	157,592	—	—	—	28,215,000	(750,000)	(28,065,000)	(598,000)

Issuance of common stock for services	67,400	—	—	—	—	—	169,000	—	—	169,000
Issuance of common stock for debt	43,920	—	—	—	—	—	110,000	—	—	110,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	392,000	—	—	392,000
Cancellation of subscription notes receivable	(300,000)	—	—	—	—	—	(750,000)	750,000	—	—
Issuance of common stock for notes receivable	796,000	—	—	—	—	—	398,000	(398,000)	—	—
Beneficial conversion feature for 12% convertible										—
promissory notes	—	—	—	—	—	—	912,000	—	—	912,000
Issuance of warrants in connection with 15%							139,000	—	—	139,000
promissory notes	—	—	—	—	—	—	—	—	—	—
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(47,000)	(47,000)
Net loss	—	—	—	—	—	—	—	—	(4,580,000)	(4,580,000)

Balance at December 31, 2006	15,266,830	2,000	157,592	—	—	—	29,585,000	(398,000)	(32,692,000)	(3,503,000)

Issuance of common stock for services	177,533	—	—	—	—	—	663,000	—	—	663,000
Common stock issued in merger transaction	677,579	1,000	—	—	—	—	1,140,000	—	—	1,141,000
Stock issued upon conversion of Convertible Notes	1,137,638	—	—	—	—	—	632,000			632,000
Acquisition of SKRP, 6 Inc. net assets	2,700,000	—	—	—	—	—	—	—	—	—
Stock issued for warrants in merger transaction	5,423,891	—	—	—	—	—	—	—	—	—
Stock issued for options in merger transaction	329,700	—	—	—	—	—	—	—	—	—
Payment of subscription notes receivable	—	—	—	—	—	—	(415,000)	398,000	—	(17,000)
Stock issued related to notes payable transactions	241,583	—	—	—	—	—	473,000	—	—	473,000
Issuance of common stock for interest payments	26,129	—	—	—	—	—	47,000	—	—	47,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(51,000)	(51,000)
Issuance of warrants in connection with 15%	—	—	—	—	—	—	122,000	—	—	122,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	885,000	—	—	885,000
Contributed capital	—	—	—	—	—	—	178,000	—	—	178,000
Net loss	—	—	—	—	—	—	—	—	(6,068,000)	(6,068,000)

Balance at December 31, 2007	25,980,883	$3,000	157,592	$—	—	$—	$33,310,000	$—	$(38,811,000)	$(5,498,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Net Capital Deficiiency)
For the Period from August 4, 2000 (Inception) through December 31, 2010

								Stock
	Common Stock		Class A		Class B		Additional	Subscriptions In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Process	Deficit	Total

Balance at December 31, 2007	25,980,883	$3,000	157,592	$—	—	$—	$33,310,000	$—	$(38,811,000)	$(5,498,000)
Issuance of stock for services	690,117	—	—	—	177,250	—	837,000	—	—	837,000
Issuance of stock for cash	1,215,000	—	—	—	2,645,000	—	2,420,000	—	—	2,420,000
Stock issued related to notes payable transactions	4,748,880	—	—	—	1,959,045	—	5,883,000			5,883,000
Issuance of stock for interest payments	336,739	—	—	—	—	—	376,000	—	—	376,000
Accrued dividends on preferred stock	—	—	—	—	—	—	1,071,000	—	(1,782,000)	(711,000)
Issuance of warrants in connection with preferred stock	—	—	—	—	—	—	633,000	—	—	633,000
Issuance of warrants and stock options for services	—	—	—	—	—	—	252,000	—	—	252,000
Stock subscriptions in process:
To be issued in payment of accrued compensation	—	—	—	—	—	—	—	561,000	—	561,000
Cash received, stock to be issued	—	—	—	—	—	—	—	16,000	—	16,000
Net loss	—	—	—	—	—	—	—	—	(6,727,000)	(6,727,000)

Balance at December 31, 2008	32,971,619	3,000	157,592	—	4,781,295	—	44,782,000	577,000	(47,320,000)	(1,958,000)

Cumulative effect of change in accounting principle	—	—	—	—	—	—	(4,049,000)	—	480,000	(3,569,000)
Issuance of stock for services	2,244,684	1,000	—	—	154,096	—	1,581,000	—	—	1,582,000
Issuance of stock for cash	366,000	—	—	—	438,460	—	479,000	—	—	479,000
Conversion of Series B preferred stock to common stock	182,341	—	—	—	(163,750)	—	149,000	—	(66,000)	83,000
Stock issued related to notes payable transactions	3,812,769	—	—	—	—	—	2,101,000	—	—	2,101,000
Warrants issued related to notes payable transactions	—	—	—	—	—	—	117,000	—	—	117,000
Issuance of stock for interest payments	51,696	—	—	—	—	—	119,000	—	—	119,000
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(413,000)	(413,000)
Exercise of warrants	562,918	—	—	—	—	—	—	—	—	—
Issuance of warrants for services	—	—	—	—	—	—	133,000	—	—	133,000
Issuance of stock options for services	—	—	—	—	—	—	362,000	—	—	362,000
Fair value of derivative financial instruments issued in connection with Series B preferred stock	—	—	—	—	—	—	(482,000)	—	—	(482,000)
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	979,000	—	(979,000)	—
Stock subscriptions in process — shares issued in	1,621,932	—	—	—	—	—	577,000	(577,000)	—	—
Net loss	—	—	—	—	—	—	—	—	(5,164,000)	(5,164,000)

Balance at December 31, 2009	41,813,959	4,000	157,592	—	5,210,101	—	46,848,000	—	(53,462,000)	(6,610,000)
Accrued dividends on preferred stock	—	—	—	—	—	—	—	—	(436,000)	(436,000)
Conversion of Series A preferred stock to common	417,416	—	(157,592)	—	—	—	335,000	—	—	335,000
Conversion of Series B preferred stock to common	28,167	—	—	—	(25,000)	—	2,000	—	—	2,000
Issuance of stock for interest payments	10,556	—	—	—	—	—	7,000	—	—	7,000
Issuance of stock for services	1,085,711	—	—	—	—	—	783,000	—	—	783,000
Issuance of stock options for services	—	—	—	—	—	—	497,000	—	—	497,000
Issuance of stock for conversion of notes payable	3,318,515	1,000	—	—	—	—	1,206,000	—	—	1,207,000
Warrants issued related to notes payable transactions	—	—	—	—	—	—	557,000	—	—	557,000
Issuance of warrants for consulting	—	—	—	—	—	—	35,000	—	—	35,000
Exercise of warrants	125,000	—	—	—	—	—	1,000	—	—	1,000
Amortization of discounts related to derivative financial instruments	—	—	—	—	—	—	1,004,000	—	(1,004,000)	—
Net loss	—	—	—	—	—	—	—	—	(4,806,000)	(4,806,000)

Balance at December 31, 2010	46,799,324	$5,000	$—	$—	5,185,101	$—	$51,275,000	$—	$(59,708,000)	$(8,428,000)

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2009 and 2010 and
For the Period from August 4, 2000 (Inception) to December 31, 2010

			Period from
			August 4, 2000
			(Inception) to
	Years Ended December 31,		December 31,
	2009	2010	2010

Cash flows from operating activities:
Net loss	$(5,164,000)	$(4,806,000)	$(55,320,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,000	81,000	404,000
Noncash interest imputed upon conversion of debt to equity	331,000	—	5,620,000
Noncash interest from deferred financing costs and debt-based derivative liabilities	2,149,000	1,937,000	4,086,000
Gain on derivative financial instruments	(2,157,000)	(3,991,000)	(6,148,000)
Loss from sale of assets	—	—	48,000
Securities issued for services	1,109,000	596,000	1,909,000
Beneficial conversion feature of notes payable	—	102,000	303,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in lieu of interest payments	119,000	7,000	387,000
Warrants issued for consulting	—	35,000	35,000
Equity-based compensation	620,000	684,000	19,349,000
Changes in assets and liabilities:
Accounts receivable	—	(58,000)	(58,000)
Inventory	—	(58,000)	(58,000)
Prepaid expenses and other assets	(311,000)	(1,475,000)	(1,898,000)
Accounts payable and accrued expenses	(400,000)	1,328,000	2,901,000

Net cash used in operating activities	(3,663,000)	(5,618,000)	(27,822,000)

Cash flows from investing activities:
Purchase of intellectual property	—	—	(237,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of property and equipment	(23,000)	(178,000)	(355,000)

Net cash used in investing activities	(23,000)	(178,000)	(533,000)

Cash flows from financing activities:
Due to related parties	—	—	100,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	351,000	—	2,915,000
Proceeds from sale of common stock	128,000	—	11,268,000
Repayment of notes	(300,000)	(100,000)	(1,005,000)
Proceeds from bridge loan	300,000	—	300,000
Proceeds from sale of notes	3,569,000	6,471,000	15,402,000
Proceeds for stock to be issued	—	—	16,000
Contributed capital	—	—	178,000

Net cash provided by financing activities	4,048,000	6,371,000	29,474,000

Net increase in cash	362,000	575,000	1,119,000
Cash at beginning of period	182,000	544,000	—

Cash at end of period	$544,000	$1,119,000	$1,119,000

See accompanying notes to consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009 and 2010 and
For the Period from August 4, 2000 (Inception) to December 31, 2010

			Period from
			August 4, 2000
			(Inception) to
	Years Ended December 31,		December 31,
	2009	2010	2010

Supplemental cash flow information:
Issuance of previously-subscribed common stock	$16,000	$—	$16,000

Conversion of accounts payable to note payable	—	—	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	—	—	261,000

Warrants issued in connection with 8% Subordinated Convertible Notes	117,000	557,000	674,000

Exercise of warrants to purchase common stock	—	1,000	1,000

Cash paid for interest expense	87,000	70,000	1,029,000

Accrued equity-based compensation	—	—	41,000

Accrued dividends	413,000	437,000	2,820,000

Interest on promissory notes paid in common stock	—	—	520,000

Related-party accrual converted to common stock	—	—	561,000

Conversion of debt to Series B preferred stock	—	—	1,567,000

Conversion of notes to common stock	1,918,000	1,206,000	5,815,000

Accrued expenses paid with notes	—	703,000	703,000

Accrued expenses paid with preferred stock	108,000	—	108,000

Accrued expenses paid with common stock	772,000	—	772,000

Fair value of equity-based derivative financial instruments issued	816,000	—	816,000

Fair value of debt-based derivative financial instruments issued	1,046,000	7,270,346	8,316,346

Deferred costs paid with common stock	358,000	—	358,000

Amortization of derivative discounts	341,000	1,004,000	1,345,000

Conversion of Series A preferred stock and accrued dividends to common stock	—	335,000	335,000

Conversion of Series B preferred stock and accrued dividends to common stock	82,000	9,000	91,000

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

Nature of the business

Vicor is a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on its patented, proprietary point correlation dimension algorithm (the PD2i® Algorithm”). The PD2i®Algorithm facilitates the ability of physicians to accurately risk stratify a specific target population to predict future pathological events such as autonomic nervous system dysfunction, cardiac mortality (either from arrhythmic death or congestive heart failure) and imminent

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

death from trauma. The Company believes that the PD2i® Algorithm represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign and is currently commercializing two proprietary diagnostic medical products which employ software utilizing the PD2i® Algorithm: the PD2i Analyzertm (sometimes also referred to as the PD2i Cardiac Analyzer(tm)) and the PD2i-VStm (Vital Sign). It is also anticipated that the PD2i®Algorithm applications will allow for the early detection of cerebral disorders as well as other disorders and diseases.

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

Revenues commenced in January 2010. In September 2010 we hired a National Sales Manager and as of December 31, 2010 we had entered into agreements with 27 independent sales representatives in more than 30 states and the District of Columbia. We have also begun the selected hiring of sales personnel in selected states to supplement our independent sales representatives.

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

Note 2 — Liquidity and Going Concern

The Company’s consolidated financial statements as of and for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss applicable to common stockholders of $6,622,000 and $6,246,000 for the years ended December 31, 2009 and 2010, respectively, and at December 31, 2010 had working capital of $32,000, an accumulated deficit of $59,708,000 and a net capital deficiency of $8,428,000. The Company expects to continue to incur expenditures to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

generally accepted accounting principles. As a change in accounting principle, this resulted in adjustments on January 1, 2009 as follows:

	Derivative
	Financial
	Instruments
	Payable in
	Shares of	Additional	Accumulated
	Common Stock	Paid-In Capital	Deficit

Aggregate fair value at issuance	$(4,568,000)	$4,568,000	$—
2008 mark-to-market gain	999,000	—	(999,000)
2008 preferred dividend for discount amortization	—	(519,000)	519,000

As recorded on January 1, 2009	$(3,569,000)	$4,049,000	$(480,000)

Management calculated the fair values at issuance and the mark-to-market gains using the Black-Scholes-Merton options pricing method with the following assumptions: risk-free interest rate of 2.10% to 4.25%, expected life of 5 years, expected volatility of 63% and dividend yield of zero.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. Management believes the financial risks associated with these financial instruments are minimal. The Company places its cash with high credit quality financial institutions and makes short-term investments in high credit quality money market instruments of short-term duration. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

In November 2010 the Federal Deposit Insurance Corporation (“FDIC”) issued a final rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. At December 31, 2010 the Company had no interest-bearing accounts with balances in excess of FDIC-insured limits.

Receivables

Receivables are reported net of an allowance for doubtful accounts. The allowance is based on management’s evaluation of the collectibility of outstanding balances and is zero at December 31, 2010 and 2009, respectively.

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

The Company’s credit terms are net 30 days. However, in cases where the Company grants extended payment terms to a Customer, the Company defers revenue recognition until Customer acceptance of the equipment.

The Company also enters into agreements to lease equipment to health-care providers. Revenue from the leases is recognized ratably over the term of the lease, usually 12 months.

Revenues from the analysis of test results are recognized upon provision of the test results to the Customers.

The Company obtained Phase I and II Small Business Innovation Research (“SBIR”) Grants in 2003 — 2005 amounting to a total of $844,000. The funds received were utilized to develop software for the PD2i Cardiac Analyzer and to conduct a study of 700 patients with chest pain presenting at emergency rooms in six (6) tertiary care facilities. The aim of the grant was to test and establish “good medical practice” through wide experimental use of the Analyzer at different emergency room sites with high risk patients. The funds received for this Grant have been treated as revenues by the Company in its consolidated financial statements and were recorded when costs to perform such research and development activities were incurred.

Cash and Cash Equivalents

The Company considers all investments purchased with original maturities of three months or less to be cash and cash equivalents.

Intellectual Property

Intellectual property, consisting of patents and other proprietary technology acquired by the Company is stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

	2009	2010

Patents	$252,000	$252,000
Purchased software	200,000	200,000

	452,000	452,000
Less accumulated amortization	(223,000)	(260,000)

Net intellectual property	$229,000	$192,000

Amortization expense for the years ended December 31, 2009 and 2010 was $37,000 in each year. Legal fees related to the prosecution of new patents and intellectual property are expensed as incurred and amounted to $236,000 and $227,000 in 2009 and 2010, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates and the differences could be material.

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

Financial Instruments

The carrying amount of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, and notes payable approximates fair value as of December 31, 2009 and 2010.

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

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

Long-Lived Assets

The Company reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of its intangible assets, management performs an analysis of the anticipated undiscounted future net cash flow of the individual assets over the remaining amortization period. The Company recognizes an impairment loss if the carrying value of the asset exceeds the expected future cash flows. During the years ended December 31, 2009 and 2010, there were no deemed impairments of long-lived assets.

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or net capital deficiency.

Recent Accounting Developments

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

Other new accounting pronouncements issued but not effective until after December 31, 2010, are not expected to have a significant effect on the Company’s financial condition, results of operations, or cash flows.

Note 4 — Current Debt

At December 31, 2009 and 2010 current debt consists of:

	2009	2010

2004 Notes	$250,000	$250,000
12% Convertible Promissory Notes	110,000	110,000
Bank loan, unsecured, 4.83%, due October 2010	100,000	—

	$460,000	$360,000

2004 Notes

The 2004 Notes consist of a 12% convertible promissory note payable to a stockholder and is convertible to common stock at $2.25 per common share. The maturity of the notes is being extended on a month-to-month basis by agreement with the stockholder.

12% Convertible Promissory Notes

The 12% Convertible Promissory Notes (“12% Notes) were originally due at varying dates in 2007 and bear interest at 12% per annum, payable monthly. The maturity of the notes is being extended on a month-to-month basis by agreement with the noteholders.

Current Debt Extinguished in 2009

Certain holders of 15% promissory notes sold the notes to third parties in 2009, and the Company induced conversions of $300,000 of these notes by issuing shares of its common stock. The stock was valued on the date of the transaction, the debt for the notes was extinguished and the difference was recorded as interest expense of $88,000 in 2009.

In September 2009 the holder of a 10% unsecured promissory note sold it to an investor. The Company induced conversion of the note by issuing 200,000 shares of its common stock to the investor. The stock was valued on the date of the transaction, the debt for the note was extinguished and $79,000 of interest expense was recorded in 2009.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 5 — Long-term debt

Long-term debt consists of:

	2009	2010

8% Convertible Notes	$1,097,000	$—
8% Subordinated Convertible Promissory Notes	903,000	5,273,000
10% Convertible Promissory Notes	—	2,804,000
Bank loan, unsecured, 3.54% and 3.45%, respectively, at December 31, 2009 and 2010	200,000	200,000

Balance	$2,200,000	$8,277,000

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

	2009	2010

8% Notes sold	$2,671,000	$2,671,000
8% Notes converted	(1,574,000)	(2,671,000)

Balance	$1,097,000	$—

Beginning in November 2009 through May 2010, the 8% Notes were converted into common stock as provided for by terms of the debt instrument. This resulted in a realized gain to the Company of $1,083,000 and $311,000 in 2009 and 2010, respectively, included in the amount reported in the consolidated statement of operations as “gain on derivative financial instruments”, and measured by the difference between the fair value of the beneficial conversion feature just prior to the conversion and the fair value of the beneficial conversion feature as of the most recent mark-to-market calculation. The beneficial conversion feature was valued at dates of conversion using the Black-Scholes-Merton options pricing model with the following assumptions in 2009: risk-free interest rates ranging from 1.04% to 3.02%, expected life of 2 years, expected volatility of 63% and dividend yield of zero; and 2010: risk-free interest rates ranging from 0.89% to 1.08%, expected life of 2 years, expected volatility of 63% and dividend yield of zero Related unamortized discount of $1,095,000 and $324,000 was recognized as interest expense as a result of the conversions in 2009 and 2010, respectively.

8% Subordinated Convertible Promissory Notes

Beginning in the fourth quarter of 2009 the Company sold 8% Subordinated Convertible Promissory Notes (“8% Subordinated Notes) and warrants to purchase shares of the Company’s common stock at $1.00 per share (12,500 warrants were issued for each $10,000 of 8% Subordinated

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Notes). The 8% Subordinated Notes are due on October 7, 2012 and at issuance were subordinated to the 8% Notes sold between May 1, 2009 and September 17, 2009. They are mandatorily convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.80 per share of common stock or 80% of the price per share of common stock sold in a qualified funding event, defined as the sale of debt or equity in an offering resulting in a least $3,000,000 of gross proceeds to the Company.

The conversion of the 8% Notes was completed in May 2010, and the holders of the 8% Subordinated Notes may, therefore, voluntarily convert the 8% Subordinated Notes subsequent to May 2010.

The conversion rights embedded in the 8% Subordinated Notes are accounted for as derivative financial instruments because of the beneficial conversion feature embedded therein. The beneficial conversion feature was valued at date of issuance using the Black- Scholes-Merton options pricing model with the following assumptions: fair market value of $0.69 — $0.94, risk-free interest rates ranging from 1.66% to 2.10%, expected life of 3 years, expected volatility of 63% and dividend yield of zero, resulting in fair value of date of issuance of $559,000 in 2009; fair market value of $0.55 — $0.87, risk-free interest rates ranging from 1.00% to 1.68%, expected life of 3 years, expected volatility of 63% and dividend yield of zero, resulting in fair value of date of issuance of $557,000 in 2010.

The warrants issued with the 8% Subordinated Notes expire 5 years from date of issuance and were valued using the Black-Scholes-Merton options pricing model with the following assumptions: fair market value of $0.69 — $0.94, risk-free interest rates ranging from 1.66% to 2.86%, expected life of 5 years, expected volatility of 63% and dividend yield of zero in 2009; fair market value of $0.69 — $0.94, risk-free interest rates ranging from 1.93% to 2.64%, expected life of 5 years, expected volatility of 63% and dividend yield of zero in 2010. The value of the warrants was recorded based on the relative fair value of the principal amount of the 8% Subordinated Notes and the beneficial conversion feature, resulting in a credit of $117,000 to additional paid-in capital in 2009 and $395,000 in 2010.

10% Convertible Promissory Notes

In the fourth quarter of 2010 the Company sold $2,804,000 of 10% Convertible Promissory Notes (“10% Convertible Notes”) and warrants to purchase shares of the Company’s common stock at $0.80 per share (22,200 warrants were issued for each $10,000 of 10% Convertible Notes). The 10% Convertible Notes are due on September 30, 2012 and are convertible into common stock at the option of the holder at any time prior to maturity at an initial fixed conversion price of $0.45 per share. After the 10% Convertible Notes have been outstanding for six months, the conversion price adjusts to 75% of the average of the three lowest closing bid prices during the 10-day period preceding the conversion date. If the Company conducts a registered public offering, as defined, of its common stock (or securities convertible into or exercisable for shares of common stock), the conversion price is subject to adjustment.

If the Company raises $5,000,000 or more from the sale of caopital stock or debt securities (“5,000,000 Qualified Financing”), it may offer to redeem the 10% Convertible Notes for cash at rates ranging from 110% — 115%, depending on the date of the redemption after the issue date, plus accrued but unpaid interest. The holders are not required to tender the 10% Convertible Notes for redemption.

For a financing of less than $5,000,000 (“Nonqualified Financing”), the Company may offer to redeem a pro rata portion of the 10% Convertible Notes.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The warrants may be exercised in full or in part and, at the option of the holder, may be exercised on a cashless basis.

The conversion rights embedded in the 10% Convertible Notes are accounted for as derivative financial instruments because of the beneficial conversion feature embedded therein. The beneficial conversion feature was valued at date of issuance using the Black- Scholes-Merton options pricing model with the following assumptions: fair market value of $0.80, risk-free interest rate of 0.35%, expected life of 2 years, expected volatility of 63% and dividend yield of zero, resulting in fair value of date of issuance of $2,679,000 in 2010.

The warrants contain an embedded net issuance feature that is accounted for as derivative financial instruments because of the variable number of common stock shares that could be issued. This was valued at date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions: risk-free interest rate of 0.54%, expected life of 3 years, expected volatility of 63% and dividend yield of zero, resulting in fair value of date of issuance of $2,056,000 in 2010.

Bank Loans

The bank loans of $200,000 and $100,000 (see Note 4) are from Branch Banking and Trust Company (“BB&T”) under a loan agreement. The $200,000 loan bears interest at 3.54% and is due January 2011 (subsequently renewed at 3.45% with a due date of February 2012). As a condition to making the loans, the bank received Certificates of Deposit for $200,000 and $100,000 from the Company’s Chief Executive Officer, David H. Fater, as standby collateral. (At December 31, 2010 the $100,000 Certificate of Deposit had been returned to Mr. Fater. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of Mr. Fater’s out-of-pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificates of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 1,092 shares of the Company’s common stock (728 shares following repayment of the $100,000 loan in October 2010).

Mr. Fater received 14,196 and 10,556 shares of the Company’s common stock in 2009 and 2010, respectively, related to these bank loans.

Discount on Debt-based Derivative Financial Instruments

Prior to the issuance of the 10% Convertible Notes in the fourth quarter of 2010, Vicor reported the related derivative discount as a reduction of the principal balance of the related debt instrument. Because of the large number of common shares that would be issued upon conversion of the 10% Convertible Notes, the derivative discount related to the beneficial conversion feature and net issuance feature exceeded the principal amount of the 10% Convertible Notes. Accordingly, the reporting of both note principal and debt discount is the gross amounts, and 2009 net presentation has been reclassified to conform to the 2010 gross presentation.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The debt discount is included in deferred financing costs, as follows:

	2009	2010

Unamortized derivative discount:
8% Convertible Notes	$324,000	$—
8% Subordinated Convertible Promissory Notes	513,000	2,140,000
10% Convertible Promissory Notes	—	4,234,000
Debt discount — warrants	113,000	567,000
Other	167,000	1,135,000

	$1,117,000	$8,076,000

Note 6 — Preferred Stock

At December 31, 2009 the Company had two classes of preferred stock: Series A Convertible Cumulative and Series B Voting Junior Convertible Cumulative. In September 2010 the holder of the Series A preferred stock converted all of its shares plus accrued dividends of $335,000 into 417,416 shares of common stock.

The Series A Convertible Cumulative preferred stock (“Series A” or “Series A preferred stock”) yielded cumulative annual dividends at an annual rate of 8%. Dividends on the Series A accrued and compounded annually on such amount from the date of issuance until paid in full or at the option of the holder converted into additional Series A stock at $3.17 per share. At December 31, 2009 accrued dividends payable were $303,000.

The Series B Voting Junior Convertible Cumulative preferred stock (“Series B” or “Series B preferred stock”) yields cumulative annual dividends at an annual rate of 8%. Dividends on the Series B accrue and compound annually on such amount from the date of issuance. At December 31, 2009 and 2010 accrued dividends payable were $530,000 and $932,000, respectively. Each share of Series B preferred stock is convertible at the option of the holder into shares of common stock at a conversion price equal to the lesser of $0.80 or 80% of the price per share of any common stock sold in a Qualified Financing, plus the amount of all accrued and unpaid dividends on such shares, whether or not declared. A Qualified Financing is defined as the closing of a sale of debt or equity in a registered offering or pursuant to a private placement resulting in at least $3,000,000 of gross proceeds to the Company. The conversion price of the Series B preferred stock is subject to adjustment in certain cases, including dilutive issuances and the issuance of additional shares of common stock. The Series B preferred stock will automatically be converted into shares of common stock upon the consummation of a Liquidation Event, which is defined as a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company. The Company may, at its option, require all holders of Series B preferred stock then outstanding to convert their shares of Series B into shares of common stock at any time on or after: (i) the closing of a Qualified Financing or (ii) the consummation of a Liquidation Event.

The Series B preferred stock is entitled to a liquidation preference after distribution or payment is made to holders of the Series A equal to the greater of (i) the issue price per share for the Series B plus any accrued and unpaid dividends or (ii) any accrued and unpaid dividends as of the date of the liquidation plus the amount the holder would have received if prior to liquidation the Series B preferred stock had been converted into common stock. At December 31, 2009 and 2010 the liquidation preference as described for item (i) totals $5,413,000 and $5,795,000, respectively.

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

Note 7 — Stockholders’ Equity

The Company has 25,000,000 shares of preferred stock authorized with a par value of $0.0001. The Board has the authority to issue the shares in one or more series and to fix the designations, preferences, powers and other rights, as it deems appropriate.

The Company has 150,000,000 shares of common stock authorized with a par value of $0.0001. Each share of common stock has one vote per share for the election of directors and all other items submitted to a vote of stockholders. The common stock does not have cumulative voting rights, preemptive, redemption or conversion rights.

The Company has issued stock warrants to certain employees, vendors and independent contractors. The warrants are immediately exercisable for a period of three to ten years and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $0.01 - $3.12. The fair value per warrant based on the Black-Scholes-Merton options pricing method ranges from $0.31 to $4.99. The weighted average remaining contractual term for the outstanding warrants is 3.2 years.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The cost of these warrants was treated as compensation and, accordingly, the Company recorded expense of $883,000 and $80,000 for 2009 and 2010, respectively.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes-Merton options pricing model with the following weighted-average assumptions: fair market value of $0.68, risk-free interest rate of 1.87% — 3.00%, dividend yield of 0%, weighted average expected warrant life of four years, and a volatility factor of 63% for 2009; fair market value of $0.55 — $0.87,

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

risk-free interest rate of 1.60% — 2.64%, dividend yield of 0%, a weighted average expected warrant life of two — five years, and a volatility factor of 63% for 2010.

	Shares Under	Weighted-Average
	Warrants	Exercise Price

Balance at inception	—	$—
Granted in connection with stock sold	148,000	1.00
Exercised	—	—

Outstanding at December 31, 2000	148,000	1.00
Granted	900,000	0.67
Exercised	—	—

Exercisable at December 31, 2001	1,048,000	0.72
Granted	1,270,252	1.09
Exercised	(750)	—

Exercisable at December 31, 2002	2,317,502	0.92
Granted	1,520,332	1.14
Exercised	(750)	—

Exercisable at December 31, 2003	3,837,084	1.01
Granted	126,200	0.93
Exercised	—	—

Exercisable at December 31, 2004	3,963,284	1.01
Granted	595,180	1.21
Exercised	(101,750)	—

Exercisable at December 31, 2005	4,456,714	1.06
Granted	70,000	2.50
Exercised	(398,000)	—

Exercisable at December 31, 2006	4,128,714	1.09
Granted	470,500	1.00
Exercised	(3,469,908)	—
Exercisable at December 31, 2007	1,129,306	1.96
Granted	9,976,707	0.85
Exercised	—	—

Exercisable at December 31, 2008	11,106,013	0.96
Granted	1,941,823	0.90
Exercised	(624,494)	0.09

Exercisable at December 31, 2009	12,423,342	0.98
Granted	12,230,610	0.88
Expired	(62,492)	2.50
Exercised	(125,000)	0.21

Exercisable at December 31, 2010	24,466,460	0.93

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The weighted-average grant date fair value of all warrants granted during 2009 and 2010 was $0.22 and $0.17, respectively.

The warrants expire as follows:

		Average
		Exercise
Year of Expiration	Quantity	Price

2011	580,414	$2.02
2013	9,028,463	$0.95
2014	9,223,081	$0.85
2015	5,180,752	$1.00
2016	78,750	$0.17
2017	375,000	$1.00

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

The fair value for these options was estimated at the date of grant using the Black- Scholes-Merton options pricing model with the following weighted-average assumptions: fair market value of $1.37 in 2007, risk-free interest rate of 5.24%, dividend yield of 0%, weighted-average expected option life of 10 years; and a minimal volatility factor since the Company’s stock was not then actively traded on an established public market.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Information regarding the 2002 Plan is as follows:

	Number of	Weighted-Average	Options	Weighted-Average
	Shares	Exercise Price	Exercisable	Exercise Price

Granted	50,000	$3.00

Outstanding at December 31, 2002	50,000
Granted	—

Outstanding at December 31, 2003	50,000
Granted	1,000	$3.25

Outstanding at December 31, 2004	51,000
Granted	269,000	$2.50
Cancelled	(25,000)	$2.50

Outstanding at December 31, 2005	295,000
Granted	80,000	$2.50
Cancelled	(35,000)	$2.50

Outstanding at December 31, 2006	340,000
Granted	122,500	$0.78

Exercised in cashless exercise March 30, 2007	(340,000)	$2.58

Outstanding at September 30, 2010	122,500	$0.78	122,500	$0.78

Reserved for future option grants at September 30, 2010	477,500

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Information regarding the 2008 Plan is as follows:

	Number of	Weighted-Average	Options	Weighted-Average
	Shares	Exercise Price	Exercisable	Exercise Price

Granted	417,500	$0.72	417,500	$0.72

Outstanding at December 31, 2008	417,500
Granted	2,150,000	$0.78	2,150,000	$0.78

Outstanding at December 31, 2009	2,567,500
Granted	1,525,000	$0.69	503,750	$0.71

Canceled	(275,000)

Outstanding at December 31, 2010	3,817,500	$0.73

Reserved for future option grants at December 31, 2010	1,182,500

Activity in nonvested options is as follows:

		Weighted
		average
	Number of	grant-date
	Shares	fair value

Outstanding at December 31, 2008	—	$—
Granted	2,150,000	1,508,000
Vested	(1,762,500)	(1,302,375)

Outstanding at December 31, 2009	387,500	205,625
Granted	1,525,000	610,750
Vested or canceled	(1,078,750)	(484,295)

	833,750	$332,080

There was a total of 3,940,000 options outstanding for both plans at December 31, 2010.

The fair value for these options was estimated at the date of grant using the Black- Scholes-Merton options pricing model with the following weighted-average assumptions: fair market value of $0.62 — $0.90, expected option lives of 7 — 10 years, risk-free interest rate of 2.51% - 3.91%, dividend yield of 0%, and volatility factors of 63% to 172% in 2009; fair market value of $0.51 — $0.80, expected option lives of 7 — 10 years, risk-free interest rate of 2.51% — 3.91%, dividend yield of 0%, and volatility factor of ranging from 63% in 2010.

The 2008 Plan has a weighted average grant date fair value of $0.57 and weighted average remaining contractual term for the vested options of 6.8 years.

Compensation expense related to the granting of options under the 2008 Plan was approximately $1,159,000 and $305,000 in 2009 and 2010, respectively.

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

Derivative Financial Instruments

The Company’s derivative financial instruments consist of conversion options embedded in 8% Convertible Notes, 8% Subordinated Convertible Promissory Notes, 10% Convertible Promissory Notes, Series B Preferred Stock and warrants to purchase common stock issued with 10% Convertible Promissory Notes and preferred stock. These instruments are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. These models require significant judgment on the part of management, including the inputs utilized in its pricing models. The Company’s derivative financial instruments are categorized in

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes-Merton option pricing model and the following assumptions:

The Company’s methodology to estimate volatility of its common stock is based on an average of published volatilities contained in the most recent audited financial statements of other publicly-reporting companies in industries similar to that of the Company.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2009 and 2010 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 51% and 42%, respectively, of the Company’s total liabilities.

Fair values of liabilities measured on a recurring basis are as follows:

		Quoted
		prices in
		active
		markets for		Significant
		identical	Significant	unobservable
		labilities	other observable	inputs (Level
	Fair Value	(Level 1)	inputs (Level 2)	3)

Liabilities:
Derivative financial instruments - December 31, 2009	$4,414,000	$—	$—	$4,414,000

Derivative financial instruments - December 31, 2010	$7,692,000	$—	$—	$7,692,000

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2009 and 2010:

		Beneficial	Beneficial
		Conversion -	Conversion -
		Preferred	Convertible
	Warrants	Stock	notes	Total

Balance, January 1, 2009	$1,905,000	$1,664,000	$—	$3,569,000
Included in earnings:
Realized loss (gain)	—	—	—	—
Unrealized loss (gain)	133,000	161,000	—	294,000
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	174,000	193,000	—	367,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2009	2,212,000	2,018,000	—	4,230,000
Included in earnings:
Realized loss (gain)	—	—	(36,000)	(36,000)
Unrealized loss (gain)	78,000	28,000	18,000	124,000
Purchases, sales and other	—	—	—	—

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

		Beneficial	Beneficial
		Conversion -	Conversion -
		Preferred	Convertible
	Warrants	Stock	notes	Total

Settlements and issuances — net	33,000	36,000	779,000	848,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, June 30, 2009	2,323,000	2,082,000	761,000	5,166,000
Included in earnings:
Realized loss (gain)	—	—	(972,000)	(972,000)
Unrealized loss (gain)	762,000	712,000	(21,000)	1,453,000
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	6,000	4,000	1,120,000	1,130,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, September 30, 2009	3,091,000	2,798,000	888,000	6,777,000
Included in earnings:
Realized loss (gain)	—	—	(75,000)	(75,000)
Unrealized loss (gain)	(1,172,000)	(1,059,000)	(714,000)	(2,945,000)
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	(48,000)	(41,000)	746,000	657,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, December 31, 2009	1,871,000	1,698,000	845,000	4,414,000
Included in earnings:
Realized loss (gain)	—	—	(112,000)	(112,000)
Unrealized loss (gain)	211,000	141,000	(125,000)	227,000
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	—	—	604,000	604,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2010	2,082,000	1,839,000	1,212,000	5,133,000
Included in earnings:
Realized loss (gain)	—	—	(199,000)	(199,000)
Unrealized loss (gain)	(96,000)	(75,000)	(82,000)	(253,000)
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	—	—	1,930,000	1,930,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, June 30, 2010	1,986,000	1,764,000	2,861,000	6,611,000
Included in earnings:
Realized loss (gain)	—	(8,000)	—	(8,000)
Unrealized loss (gain)	(349,000)	(324,000)	(461,000)	(1,134,000)
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	—	—	—	—
Net transfers in and/or out of Level 3	—	—	—	—

Balance, September 30, 2010	1,637,000	1,432,000	2,400,000	5,469,000

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

		Beneficial	Beneficial
		Conversion -	Conversion -
		Preferred	Convertible
	Warrants	Stock	notes	Total

Included in earnings:
Realized gain (loss)	—	—	—	—
Unrealized gain (loss)	(737,000)	(176,000)	(1,599,000)	(2,512,000)
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	2,056,000	—	2,679,000	4,735,000
Net transfers in and/or out of Level 3	—	—	—	—

Balance, December 31, 2010	$2,956,000	$1,256,000	$3,480,000	$7,692,000

Note 10 — Related Party Transactions

In 2003 the Company purchased the software related to the PD2i Cardiac Analyzertm from one of its founding scientists, who is now an employee and a director. Terms of the Purchase and Royalty Agreement provide that $100,000 of the purchase price be deferred until the Company begins receiving revenue from the Analyzer. The Agreement further provides for an ongoing royalty to be paid to the scientist amounting to 10% of amounts received by the Company from any activities relating to the PD2i Cardiac Device for the life of the patents. Beginning in 2010 royalties were accrued as sales related to the PD2i Cardiac Device were made and some payments of such royalties were made during the year. The balance is included in the accompanying consolidated balance sheet as due to related party.

Additionally, on January 1, 2007 the Company entered into a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer whereby three of the Company’s employees became employees of ALDA under a Professional Employer Organization (“PEO”) arrangement. This was subsequently increased to seven employees. The Service Agreement, which is a cost reimbursement only contract, provides for reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees. Costs associated with the contract amounted to $909,000 and $1,599,000 for the years ended December 31, 2009 and 2010, respectively. See Note 16.

As discussed in Notes 4 and 5 the Company has certain bank loans. As a condition to making the loans, the bank received a two Certificates of Deposit valued at $300,000 from the Company’s Chief Executive and Financial Officer, David H. Fater, as standby collateral.

Note 11 — Income Taxes

For income tax purposes the Company has capitalized its losses (other than contract research and development) as start up costs. The startup costs will be amortized over a 15-year period when operations commence. The tax loss carry forward at December 31, 2010 amounts to $2,746,000 and begins to expire in 2023.

Significant components of the Company’s deferred tax assets are shown below. Certain reclassifications have been made to the 2009 components in the table as the derivative financial instruments relating to convertible debt issuances are considered equity. As such these create permanent differences and do not result in a future income tax expense or benefit to the Company.

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

A valuation allowance has been recognized to offset the deferred tax assets as of December 31, 2009 and 2010 as realization of such assets is uncertain.

	2009	2010

Deferred tax assets:
Tax loss carryforward	$788,000	$1,030,000
Start-up costs	10,671,000	12,687,000
General business credit carryforward	357,000	357,000
Equity-based compensation expense	991,000	1,012,000

Total deferred tax assets	12,807,000	15,086,000

Valuation allowance:
Beginning of year	(15,485,000)	(12,807,000)
Decrease (increase)	2,678,000	(2,279,000)

Ending balance	(12,807,000)	(15,086,000)

Net deferred tax assets	$—	$—

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Note 13 — Leases

The Company is obligated under operating lease agreements for its office and administrative facilities. The leases expire in August and October 2011, and annual future minimum lease obligations as of December 31, 2010 total $82,000 in 2011.

Rent expense for the years ended December 31, 2009 and 2010 was $95,000 and $119,000, respectively.

Note 14 — Retirement plan

In December 2009 the Company established a defined contribution plan (“Plan”) to provide retirement benefits in return for services rendered. The Plan provides an individual account for each participant and has terms that specify how contributions to participant accounts are determined. Employees are eligible to participate in the Plan at time of hire as well as certain independent contractors at the discretion of management. The Plan provides for the Company to match employee contributions up to 4% of the employee’s salary and also provides for Company discretionary contributions of up to 6% of employee compensation. The Company made an initial grant to the Plan equal to 4% of each participant’s 2009 base compensation, resulting in Plan expense of $54,000 for 2009. There were no contributions to the Plan in 2010.

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

Vicor Technologies, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The Company has employment agreements with its Chief Executive Officer, its Chief Medical Officer, its Chief Operating Officer and its scientists. Such agreements provide for minimum salary levels, adjusted annually for cost-of-living changes.

Note 16 — Subsequent Events

The agreement with ALDA (see Note 10) was terminated effective January 1, 2011. All former ALDA employees are now Vicor employees, and the Company now administers its own compensation and benefits plans.

Index to Exhibits

23.1	Consent of Daszkal Bolton, Independent Certified Public Accountants.*
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.*
32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

*	Filed herewith