Form 10-Q
period 2011-03-31
Vicor Technologies, Inc.
filed 2011-05-16
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
     As of March 31, 2011, there were 47,038,864 shares of the Registrant’s Common Stock, $.0001 par value, outstanding.
Transitional Small Business Disclosure Form (Check one): Yes ☐      No ☑

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended March 31, 2011
— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011 (unaudited)	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2011 and the period from August 4, 2000 (inception) through March 31, 2011 (unaudited)	4
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the three months ended March 31, 2011 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and March 31, 2011 and the period from August 4, 2000 (inception) through March 31, 2011 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
PART II — Other Information
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Removed and reserved	22
Item 5. Other Information	22
Item 6. Exhibits	22
Signatures	23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
December 31, 2010 and March 31, 2011
(Unaudited)

	December 31,
	2010	March 31, 2011

ASSETS
Current assets:
Cash	$1,119,000	$121,000
Accounts receivable	58,000	123,000
Inventory	58,000	34,000
Prepaid expenses	411,000	521,000

Total current assets	1,646,000	799,000

Property and equipment:
Equipment	213,000	235,000
Furniture and fixtures	24,000	24,000
Less accumulated depreciation	(82,000)	(104,000)

Net property and equipment	155,000	155,000

Other assets:
Deposits	18,000	18,000
Deferred financing costs	8,076,000	7,067,000
Intellectual property, net of accumulated amortization of $260,000 and $272,000 at December 31, 2010 and March 31, 2011, respectively	192,000	205,000

	$10,087,000	$8,244,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,166,000	$1,654,000
Current debt	360,000	560,000
Due to related party	88,000	113,000

Total current liabilities	1,614,000	2,327,000

Long-term liabilities:
Long-term debt	8,277,000	8,077,000
Accrued dividends	932,000	1,047,000
Derivative financial instruments payable in shares of common stock	7,692,000	4,481,000

Total long-term liabilities	16,901,000	13,605,000

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.0001 par value; 25,000,000 shares authorized: Series B Voting Junior Convertible Cumulative, 5,185,101 shares issued and outstanding at December 31, 2010 and March 31,2011; preference in liquidation of $5,795,000 and $5,902,000 at December 31, 2010 and March 31, 2011, respectively	—	—
Common stock, $.0001 par value; 150,000,000 shares authorized; 46,799,324 and 47,038,864 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	5,000	5,000
Additional paid-in capital	51,275,000	51,692,000
Deficit accumulated during the development stage	(59,708,000)	(59,385,000)

Net capital deficiency	(8,428,000)	(7,688,000)

	$10,087,000	$8,244,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2010 and 2011 and
For the period from August 4, 2000 (inception) to March 31, 2011
(Unaudited)

			Period from
			August 4,
	Three	Three	2000
	months	months	(Inception) to
	ended March	ended March	March 31,
	31, 2010	31, 2011	2011

Revenue:
Sales	$100,000	$159,000	$344,000
Leases	—	9,000	13,000
Grants and other	—	—	844,000

	100,000	168,000	1,201,000
Cost of revenue	85,000	84,000	215,000

Gross profit	15,000	84,000	986,000

Operating expenses:
Research and development	157,000	122,000	15,787,000
Selling, general and administrative	1,369,000	1,455,000	36,493,000
Interest	445,000	1,031,000	11,432,000
Loss from extinguishment of debt	—	—	1,266,000

Total operating expenses	1,971,000	2,608,000	64,978,000

	(1,956,000)	(2,524,000)	(63,992,000)

Gain (loss) on derivative financial instruments:
Realized	111,000	—	1,401,000
Unrealized	(228,000)	3,211,000	7,958,000

	(117,000)	3,211,000	9,359,000

Net income (loss)	(2,073,000)	687,000	(54,633,000)
Cumulative effect of change in accounting principle	—	—	480,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(126,000)	(115,000)	(1,464,000)
Amortization of derivative discount on Series B preferred stock	(249,000)	(249,000)	(2,232,000)
Value of warrants issued in connection with sales of Series B preferred stock	—	—	(1,536,000)

Total dividends for the benefit of preferred stockholders	(375,000)	(364,000)	(5,232,000)

Net income (loss) applicable to common stock	$(2,448,000)	$323,000	$(59,385,000)

Net income (loss) per common share — basic and diluted	$(0.06)	$0.01

Weighted average number of shares of common shares outstanding	42,425,945	46,957,274

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Net Capital Deficiency
For the three months ended March 31, 2011
(Unaudited)

	Common Stock		Preferred Stock — Class B		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance at December 31, 2010	46,799,324	5,000	5,185,101	—	51,275,000	(59,708,000)	(8,428,000)
Accrued dividends on preferred stock	—	—	—	—	—	(115,000)	(115,000)
Issuance of stock for interest payments	728	—	—	—	—	—	—
Issuance of stock for consulting	1,786	—	—	—	1,000	—	1,000
Equity-based compensation	237,026	—	—	—	153,000	—	153,000
Issuance of warrants for consulting	—	—	—	—	14,000	—	14,000
Amortization of derivative discounts on Series B preferred stock	—	—	—	—	249,000	(249,000)	—
Net income	—	—	—	—	—	687,000	687,000

Balance at March 31, 2011	47,038,864	$5,000	5,185,101	$—	$51,692,000	$(59,385,000)	$(7,688,000)

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2011 and
For the period from August 4, 2000 (inception) to March 31, 2011
(Unaudited)

			Period from
			August 4, 2000
	Three months	Three months	(Inception) to
	ended March	ended March	March 31,
	31, 2010	31, 2011	2011
Cash flows from operating activities:
Net income (loss)	$(2,073,000)	$687,000	$(54,633,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,000	34,000	438,000
Noncash interest imputed upon conversion of debt to equity	—	—	5,620,000
Noncash interest and amortization of deferred financing costs	371,000	1,009,000	5,095,000
Loss (gain) on derivative financial instruments	117,000	(3,211,000)	(9,359,000)
Loss from sale of assets	—	—	48,000
Securities issued for services	29,000	15,000	1,959,000
Beneficial conversion feature of notes payable	10,000	—	303,000
Contributed research and development services	—	—	95,000
Merger-related costs	—	—	523,000
Shares in lieu of interest payments	1,000	—	387,000
Equity-based compensation	286,000	153,000	19,502,000
Changes in assets and liabilities:
Accounts receivable	(92,000)	(65,000)	(123,000)
Inventory	(40,000)	24,000	(34,000)
Prepaid expenses and other assets	(11,000)	(110,000)	(2,008,000)
Accounts payable and accrued expenses	274,000	488,000	3,389,000
Accrued royalties due to related party	—	43,000	43,000

Net cash used in operating activities	(1,113,000)	(933,000)	(28,755,000)

Cash flows from investing activities:
Purchase of intellectual property	—	(25,000)	(262,000)
Net proceeds from sale of equipment	—	—	59,000
Purchase of property and equipment	(93,000)	(22,000)	(377,000)

Net cash used in investing activities	(93,000)	(47,000)	(580,000)

Cash flows from financing activities:
Advances from (payments to) related parties	—	(18,000)	82,000
Proceeds from bank loans	—	—	300,000
Proceeds from sale of preferred stock	—	—	2,915,000
Proceeds from sale of common stock	—	—	11,268,000
Repayment of notes	—	—	(1,005,000)
Proceeds from bridge loan	—	—	300,000
Proceeds from sale of notes	970,000	—	15,402,000
Proceeds for stock to be issued	—	—	16,000
Contributed capital	—	—	178,000

Net cash provided by (used in) financing activities	970,000	(18,000)	29,456,000

Net increase (decrease) in cash	(236,000)	(998,000)	121,000
Cash at beginning of period	544,000	1,119,000	—

Cash at end of period	$308,000	$121,000	$121,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2011 and
For the period from August 4, 2000 (inception) to March 31, 2011
(Unaudited)

			Period from
			August 4, 2000
	Three months	Three months	(Inception) to
	ended March	ended March	March 31,
	31, 2010	31, 2011	2011
Supplemental cash flow information:
Issuance of previously-subscribed common stock	$—	$—	$16,000

Conversion of accounts payable to note payable	—	—	100,000

Repurchase of common stock for cancellation of subscription note receivable	—	—	750,000

Contributed research and development	—	—	95,000

Acquisition of intellectual property from related party	—	—	200,000

Beneficial conversion features for promissory notes	—	—	912,000

Warrants issued in connection with 15% promissory notes	—	—	261,000

Warrants issued in connection with 8% Subordinated Convertible Notes	134,000	—	674,000

Exercise of warrants to purchase common stock	—	—	1,000

Cash paid for interest expense	18,000	15,000	1,044,000

Accrued equity-based compensation	—	—	41,000

Accrued dividends	126,000	115,000	2,935,000

Interest on promissory notes paid in common stock	—	—	520,000

Related-party accrual converted to common stock	—	—	561,000

Conversion of debt to Series B preferred stock	—	—	1,567,000

Conversion of notes to common stock	404,000	—	5,815,000

Accrued expenses paid with notes	—	—	703,000

Accrued expenses paid with preferred stock	—	—	108,000

Accrued expenses paid with common stock	—	—	772,000

Fair value of equity-based derivative financial instruments issued	—	—	816,000

Fair value of debt-based derivative financial instruments issued	—	—	8,316,000

Deferred costs paid with common stock	—	—	358,000

Amortization of derivative discounts	—	249,000	1,594,000

Conversion of Series A preferred stock and accrued dividends to common stock	—	—	335,000

Conversion of Series B preferred stock and accrued dividends to common stock	—	—	91,000

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
Organization
     Vicor Technologies, Inc. (“Vicor”) is a development-stage company. Vicor began generating operating revenues in 2010, but management does not believe these revenues were significant enough for Vicor to be classified as an operating enterprise at March 31, 2011.
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
Nature of the business
     Vicor is a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on its patented, proprietary point correlation dimension algorithm (the PD2i® Algorithm”). The PD2i®Algorithm facilitates the ability of physicians to accurately risk stratify a specific target population to predict future pathological events such as autonomic nervous system dysfunction, cardiac mortality (either from arrhythmic death or congestive heart failure) and imminent death from trauma. The Company believes that the PD2i® Algorithm represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign and is currently commercializing two proprietary diagnostic medical products which employ software utilizing the PD2i® Algorithm: the PD2i Analyzertm (sometimes also referred to as the PD2i Cardiac Analyzertm and the PD2i-VStm (Vital Sign). It is also anticipated that the PD2i®Algorithm applications will allow for the early detection of cerebral disorders as well as other disorders and diseases.
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
     The Company also needs additional sources of financing. See Note 2.
NOTE 2 — LIQUIDITY AND GOING CONCERN
     The Company’s financial statements as of and for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,806,000 for the year ended December 31, 2010. Although the Company had net income of $687,000 for the three months ended March 31, 2011, this was affected by a $3,211,000 unrealized gain on derivative financial instruments; absent this gain, the Company had a loss of $2,524,000. At March 31, 2011 the Company had a working capital deficiency of $1,528,000, an accumulated deficit of $59,385,000 and a net capital deficiency of $7,688,000. The Company expects to continue to incur expenditures to further the commercial development of its products. These matters raise substantial doubt about the

Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of the Company and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). The December 31, 2010 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.
     The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statement amounts have been rounded to the nearest thousand dollars.
     The information presented as of March 31, 2011 and for the three months ended March 31, 2010 and 2011 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2011, the condensed consolidated results of its operations and cash flows for the three months ended March 31, 2010 and 2011, and its condensed consolidated changes in net capital deficiency for the three months ended March 31, 2011. The results of operations for the three months ended March 31, 2010 and 2011 are not necessarily indicative of the results for the full year.
Receivables
     Receivables are reported net of an allowance for doubtful accounts. The allowance is based on management’s evaluation of the collectibility of outstanding balances and is $5,000 at March 31, 2011.
Intellectual Property
     Intellectual property, consisting of patents and other proprietary technology acquired by the Company is stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets.

	December 31,	March 31,
	2010	2011
Patents	$252,000	$252,000
Purchased software	200,000	225,000

	452,000	477,000
Less accumulated amortization	(260,000)	(272,000)

Net intellectual property	$192,000	$205,000

Financial Instruments
     The carrying amount of financial instruments, including cash, accounts receivable, accounts payable and notes payable approximates fair value as of December 31, 2010 and March 31, 2011.
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
     For discounts arising from issuances of instruments embedded in a debt security, the discount is accounted for as a noncurrent asset under the caption “deferred financing costs”. For discounts arising from issuances of instruments embedded in an equity security, the discount is accounted for as a reduction to additional paid-in capital.
     The discounts arising from the initial recording of the warrants are amortized over the term of the host security, and the discounts arising from the BCF are amortized over the period when the conversion right first becomes exercisable. The classification of the amortization is based on the nature of the host instrument. In this respect, amortization of discounts associated with debt issuances are classified as interest expense, whereas amortization of discounts associated with preferred stock issuances are classified as preferred stock dividends.
     At the time a warrant is exercised or a BCF is exercised, the fair value of the derivative financial instrument at time of exercise/conversion is calculated, and a realized gain or loss on conversion is determined and reported as “gain (loss) from derivative financial instruments”.
NOTE 4 — CURRENT DEBT
     At December 31, 2010 and March 31, 2011 current debt consists of:

	December 31,	March 31,
	2010	2011

2004 Notes, 12%	$250,000	$250,000
12% Convertible Promissory Notes	110,000	110,000
Bank loan, unsecured, 3.45%, due February 2012	—	200,000

	$360,000	$560,000

The maturity of the 2004 Notes and the 12% Convertible Promissory Notes is currently being extended on a month-by-month basis by the noteholders.

NOTE 5 — LONG-TERM DEBT
     Long-term debt consists of:

	December 31,	March 31,
	2010	2011
8% Subordinated Convertible Notes	$5,273,000	$5,273,000
10% Convertible Promissory Notes	2,804,000	2,804,000
Bank loan, unsecured, 3.45%	200,000	—

	$8,277,000	$8,077,000

8% Subordinated Convertible Notes
     The 8% Subordinated Convertible Notes (“8% Subordinated Notes”) are due on October 7, 2012 and at issuance were subordinated to 8% Convertible Notes sold in 2009. All of the 8% Convertible Notes were converted in 2010, and the holders of the 8% Subordinated Notes may convert these notes into shares of the Company’s common stock. The 8% Subordinated Notes are mandatorily convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.80 per share of common stock or 80% of the price per share of common stock sold in a qualified funding event, defined as the sale of convertible debt or equity in an offering resulting in at least $3,000,000 of gross proceeds to the Company.
     The conversion rights embedded in the 8% Subordinated Notes are accounted for as derivative financial instruments because of the beneficial conversion feature embedded therein. The beneficial conversion feature was valued at date of issuance using the Black- Scholes-Merton options pricing model.
     Warrants to purchase 12,500 shares of the Company’s common stock at an exercise price of $1.00 per share were issued for each $10,000 of 8% Subordinated Notes sold and expire 5 years from date of issue. The warrants were valued using the Black-Scholes-Merton options pricing model.
10% Convertible Promissory Notes
     The 10% Convertible Promissory Notes (“10% Convertible Notes”) are due on September 30, 2012 and are convertible into common stock at the option of the holder at any time prior to maturity at an initial fixed conversion price of $0.45 per share. After the 10% Convertible Notes have been outstanding for six months, the conversion price adjusts to 75% of the average of the three lowest closing bid prices during the 10-day period preceding the conversion date. If the Company conducts a registered public offering, as defined, of its common stock (or securities convertible into or exercisable for shares of common stock), the conversion price is subject to adjustment.
     If the Company raises $5,000,000 or more from the sale of capital stock or debt securities, it shall offer to redeem the outstanding 10% Convertible Notes for cash at rates ranging from 110% - 115%, depending on the date of the redemption after the issue date, plus accrued but unpaid interest. The holders are not required to tender the 10% Convertible Notes for redemption.
     For a financing of less than $5,000,000, the Company shall offer to redeem a pro rata portion of the 10% Convertible Notes.
     Warrants to purchase 22,200 shares of the Company’s common stock at $0.80 per share were issued for each $10,000 of 10% Convertible Notes sold and expire 4 years from date of issue. The warrants may be exercised in full or in part and, at the option of the holder, may be exercised on a cashless basis.
     The conversion rights embedded in the 10% Convertible Notes are accounted for as derivative financial instruments because of the beneficial conversion feature embedded therein. The beneficial conversion feature was valued at date of issuance using the Black- Scholes-Merton options pricing model.
     The warrants contain an embedded net issuance feature that causes them to be accounted for as derivative financial instruments because of the variable number of common stock shares that could be issued. This was valued at date of issuance using the Black-Scholes-Merton options pricing model.

Bank Loan
     At December 31, 2010 the bank loan bore interest at 3.54% and was due in January 2011. The bank loan was renewed at 3.45% and is currently due in February 2012. It was classified as long-term at December 31, 2010 and as current debt at March 31, 2011. See Note 4.
     As a condition to making the loan, the bank received a Certificate of Deposit for $200,000 from the Company’s Chief Executive Officer (“CEO”) as standby collateral. As consideration for this standby collateral, the Company’s Board of Directors authorized (i) the reimbursement of the CEO’s out-of-pocket cash costs associated with this transaction, (ii) the Company’s receipt of interest from the Certificate of Deposit as an offset to the Company’s interest expense, and (iii) the monthly issuance of 728 shares of the Company’s common stock to the CEO.
NOTE 6 — WARRANTS
     The Company has issued stock warrants to certain employees, vendors, investors and independent contractors. The warrants are immediately exercisable for a period of three to ten years and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $0.01 - $3.12. The warrants were valued using the Black-Scholes-Merton options pricing model. The weighted average remaining contractual term for the outstanding warrants is 3.03 years.

	Shares Under	Weighted-Average
	Warrants	Exercise Price
Exercisable at December 31, 2010	24,466,460	$0.95

Granted	75,000	$0.60

Expired	(90,000)	$2.50

Exercised	—	$—

Exercisable at March 31, 2011	24,451,460	$0.94

     The weighted-average grant date fair market value of all warrants granted during the three months ended March 31, 2011 was $0.21 per share.
     The warrants expire as follows:

		Average
Year of		exercise
expiration	Quantity	price
2011	490,414	$1.94
2013	9,028,463	$0.96
2014	9,223,081	$0.85
2015	5,180,752	$1.00
2016	153,750	$0.38
2017	375,000	$1.00
NOTE 7 — STOCK OPTION PLANS
2008 Stock Incentive Plan
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

     Information regarding the 2008 Plan is as follows:

		Weighted-		Weighted-
		Average		Average
	Number of	Exercise	Options	Exercise
	Shares	Price	Exercisable	Price
Outstanding at December 31, 2010	3,817,500	$0.73	$2,983,750	$0.76

Granted or vested	200,000	$0.55	39,250	$0.73

Canceled	—	$—	—	$—

Outstanding at March 31, 2011	4,017,500	$0.72	$3,023,000	$0.76

Reserved for future option grants at March 31, 201	982,500

     Activity in nonvested options is as follows:

		Weighted
		average
	Number of	grant-date
	Shares	fair value
Outstanding at December 31, 2010	833,750	$332,000
Granted	200,000	32,000
Vested or canceled	(39,250)	(25,000)

	994,500	$339,000

     The fair value for these options was estimated at the date of grant using the Black-Scholes-Merton options pricing model.
     The 2008 Plan has a weighted average grant date fair value of $0.55 and weighted average remaining contractual term for the vested options of 6.6 years.
     Compensation expense related to the granting of options under the 2008 Plan was approximately $179,000 and $32,000 for the three months ended March 31, 2010 and 2011, respectively.
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
     The Company measures financial assets in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuations for assets and liabilities traded in active exchange markets, or interest in open-end mutual funds that allow a company to sell its ownership interest back at net asset value (“NAV”) on a daily basis. Valuations are obtained from readily available pricing sources for market transactions involving identical assets, liabilities or funds.
•	Level 2 — Valuations for assets and liabilities traded in less active dealer, or broker markets, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active.
•	Level 3 — Valuations for assets and liabilities that are derived from other valuation methodologies, such as options pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.
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
Derivative Financial Instruments
     The Company’s derivative financial instruments consist of conversion options embedded in 8% Subordinated Convertible Promissory Notes, 10% Convertible Notes and Series B Preferred Stock and warrants to purchase common stock issued with 10% Convertible Notes and preferred stock. These instruments are valued with pricing models commonly used by the financial services industry using inputs generally observable in the financial services industry. These models require significant judgment on the part of management, including the inputs utilized in its pricing models. The Company’s derivative financial instruments are categorized in Level 3 of the fair value hierarchy. The Company estimates the fair value of derivatives utilizing the Black-Scholes-Merton option pricing model and the following assumptions:

		Beneficial	Beneficial
		Conversion —	Conversion —
	Warrants	Preferred Stock	Convertible Notes
Year ended December 31, 2010:
Risk-free interest rate	1.27% - 2.55%	1.27% - 2.55%	0.64% - 1.43%
Expected volatility	63%	63%	63%
Expected life (in years)	2.25 - 4.50	2.25 - 4.50	1.50 - 3.00
Expected dividend yield	0%	0%	0%

Quarter ended March 31, 2011:
Risk-free interest rate	1.29% - 2.24%	2.24%	0.80% - 1.29%
Expected volatility	63%	63%	63%
Expected life (in years)	1.50 - 3.25	1.75 - 3.50	1.50 - 1.59
Expected dividend yield	0%	0%	0%
     The Company’s methodology to estimate volatility of its common stock is based on an average of published volatilities contained in the most recent audited financial statements of other publicly-reporting companies in industries similar to that of the Company.
Level 3 Assets and Liabilities
     Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2010 and March 31, 2011 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 42% and 28% of the Company’s total liabilities, respectively.

     Fair values of liabilities measured on a recurring basis at as follows:

		Quoted prices in	Significant	Significant
		active markets for	other observ-	unobservable
		identical labilities	able inputs	inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative financial instruments — December 31, 2010	$7,692,000	$—	$—	$7,692,000

Derivative financial instruments — March 31, 2011	$4,481,000	$—	$—	$4,481,000

     Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011:

		Beneficial	Beneficial
		Conversion —	Conversion —
		Preferred	Convertible
	Warrants	Stock	notes	Total
Balance, December 31, 2010	$2,956,000	$1,256,000	$3,480,000	$7,692,000
Included in earnings:
Realized loss (gain)	—	—	—	—
Unrealized loss (gain)	(1,501,000)	(382,000)	(1,328,000)	(3,211,000)
Purchases, sales and other	—	—	—	—
Settlements and issuances — net	—	—	—	—
Net transfers in and/or out of Level 3	—	—	—	—

Balance, March 31, 2011	$1,455,000	$874,000	$2,152,000	$4,481,000

NOTE 9 — RELATED PARTY TRANSACTIONS
     In 2003 the Company purchased the software related to the PD2i Cardiac Analyzer™ from one of its founding scientists, who is now an employee and a director. Terms of the Purchase and Royalty Agreement provide that $100,000 of the purchase price be deferred until the Company begins receiving revenue from the PD2i Cardiac Analyzer™. Accordingly, this amount, less payments plus accrued royalties, is included in the accompanying Condensed Consolidated Balance Sheet as Due to Related Party. The Agreement further provides for an ongoing royalty to be paid to the scientist amounting to 10% of amounts received by the Company from any activities relating to the PD2i Cardiac Analyzer™ for the life of the patents. Royalty payments will commence after the Company has recovered its development costs in full.
     On January 1, 2007 the Company entered into a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer whereby the Company’s employees became employees of ALDA under a Professional Employer Organization (“PEO”) arrangement. Associated costs amounted to $380,000 for the three months ended March 31, 2010. The Service Agreement, which was a cost reimbursement only contract, provided for reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees and was terminated effective January 1, 2011.
     As discussed in Note 4 the Company has a bank loan. As a condition to making the loan, the bank received a certificate of deposit valued at $200,000 from the Company’s Chief Executive Officer as standby collateral.

NOTE 10 — COMMITMENTS AND CONTINGENCIES
     From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity. See Note 11.
NOTE 11 — SUBSEQUENT EVENTS
     On April 11, 2011 the Company was served with a derivative suit (styled Craig Hudson, Mark Woods and Edward Wiesmeier, derivatively on behalf of nominal defendant Vicor Technologies, Inc., a Delaware corporation, Plaintiffs vs. David H. Fater, et al., Defendants — Circuit Court of the Fifteenth Judicial Circuit, In and For Palm Beach County, Florida, Case No. 50-2011 CA 005338). This derivative suit alleges claims for breach of fiduciary duty, abuse of control and gross mismanagement against all of the directors as well as a claim for unjust enrichment against David H. Fater, the Company’s President and Chief Executive Officer. The Company is reviewing the derivative lawsuit with counsel to determine an appropriate response.
     On May 4, 2011 the Company commenced the solicitation of the exercise of outstanding common stock purchase warrants (collectively, the “Warrants”) and has reduced the exercise price of these Warrants to $0.25 per share during the time period beginning on April 25, 2011 and ending on June 30, 2011. The stated exercise prices of these Warrants are $0.50, $1.00, $1.25, $2.00, $2.25, $2.50 and $3.12 per share. If all the Warrants are exercised, the Company could receive approximately $4.5 million, although no assurances can be given as to the number of Warrants that will be exercised. The Company will use all the proceeds for working capital.
     In April and May, 2011 the Company issued 15% Promissory Notes totaling $350,000 to private investors.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     In this Quarterly Report on Form 10-Q, “Vicor,” and the terms “Company”, “we”, “us” and “our” refer to Vicor Technologies, Inc. and its subsidiaries, unless the context indicates otherwise.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial condition, made in this Quarterly Report on Form 10-Q are forward-looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Actual results could differ materially for a variety of reasons, including those risks described in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011, and the risks discussed in other SEC filings. These risks and uncertainties as well as other risks and uncertainties could cause our actual results to differ significantly from management’s expectations. The forward-looking statements included in this Quarterly Report on Form 10-Q reflect the beliefs of our management on the date of this report. We undertake no obligation to update publicly any forward-looking statements for any reason.
Plan of Operations
     The Company is a development-stage enterprise. Operating revenues commenced in 2010, and the Company has engaged various independent sales agents and sales representatives to market and sell its products in selected geographic areas in the United States. Revenues will be predominately the result of equipment sales, fees from physicians and other health-care providers related to the analysis of test results and licensing fees.
     In April 2011 the Company received 510(k) clearance from the U.S. Food and Drug Administration for its PD2i® nonlinear algorithm and software to be used as a measure of heart rate variability at rest and in response to controlled exercise and paced respiration (Ewing Maneuvers) in patients specifically undergoing cardiovascular disease testing. Physician use of the PD2i Analyzer™ is supported by an expanding body of literature demonstrating the value of the PD2i® nonlinear algorithm as a metric for risk stratifying specific target populations for future pathological events, including diabetics for the presence of diabetic autonomic neuropathy (DAN), cardiovascular disease patients for death resulting from arrhythmia or congestive heart failure, and trauma victims for imminent death absent immediate lifesaving intervention.

     This approval enables Vicor to market the PD2i Analyzer™ directly to cardiologists as a diagnostic specifically targeted for use in cardiovascular disease testing, including the Ewing Maneuvers which are performed during PD2i Analyzer™ ECG data collection. We view this as recognition of the PD2i Analyzer™ as a meaningful metric for cardiovascular testing and validation of, from a regulatory perspective, our use of the Internet for the delivery of test data and analyses. While cardiologists are already among users of the PD2i Analyzer™ as a diagnostic for heart rate variability, which is a widely-accepted measure of autonomic nervous system health and by extension cardiac health, we believe this new clearance will contribute positively to our cardiologist-directed marketing efforts of the PD2i Analyzer™ and spur market acceptance of the PD2i Analyzer™ as a valuable new diagnostic for cardiovascular disease testing.
     Our plan of operations consists of:
1.	Increasing sales of the PD2i Analyzer™ to physicians and health care facilities in the United States through the use of independent sales agents and direct sales personnel.

2.	Raising additional capital with which to expand the sales and administrative infrastructure and fund ongoing operations until our operations generate positive cash flow.

3.	Completing various clinical trials and 510(k) submissions to secure additional marketing claims for the PD2i Analyzer™ to enhance and accelerate marketing efforts.

4.	Initiating international sales of the PD2i Analyzer™ and PD2i-VS™ (Vital Sign), including securing CE Mark Clearance.
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
     The Company also enters into lease agreements for certain equipment sales. Revenue from the leases is recognized ratably over the term of the lease.
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
Results of Operations
     As a development stage enterprise, Vicor began generating revenues in 2010. Because the revenue volume is low relative to operating expenses and other gains and/or losses, management believes the most informative presentation is to present and comment separately on revenues and cost of sales, operating expenses and gain/loss on derivative financial instruments.
Revenues and cost of sales

	Three months ended March 31,
	2010		2011
Revenue:
Sales	$100,000	100.0%	$159,000	94.6%
Leases	—	0.0%	9,000	5.4%

	100,000	100.0%	168,000	100.0%
Cost of revenue	85,000	85.0%	84,000	50.0%

Gross profit	$15,000	15.0%	$84,000	50.0%

     At March 31, 2011 Vicor had 50 independent sales representatives. The increased gross profit in 2011 results from an improved pricing structure and the efforts of our sales representatives.

Operating expenses

	Three months ended March 31,
	2010		2011

Operating expenses:
Research and development	$157,000	8.0%	$122,000	4.7%
Selling, general and administrative	1,369,000	69.5%	1,455,000	55.8%
Interest	445,000	22.5%	1,031,000	39.5%

Total operating expenses	$1,971,000	100.0%	$2,608,000	100.0%

Research and Development
     Research and development costs decreased $35,000 in 2011 compared to 2010. This was primarily the result of lower costs of clinical studies and increased research by independent researchers. We anticipate that future research and development expenses will remain relatively low due to independent research efforts and the absence of a need for large scale clinical trials.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses increased $86,000 in 2011. There were several components of the net increase, as follows:
•	Payroll and related costs were affected by a decrease of $291,000 in equity-based compensation expense. There were numerous management-level hires in 2010 with stock and stock option incentives.

Recurring payroll costs increased due to overall higher staffing levels in 2011 compared to 2010 with related benefits.

•	Equity-based consulting expense increased $84,000 in 2011. This was caused by increased compensation of the Scientific Advisory Board, and especially its new Chairman, in recognition of the increased level of activity on behalf of Vicor, increase in expense recognized for independent members of the Board of Directors to reflect changes in vesting of stock options and warrants issued to a consultant as payment for services.

•	The amortization of certain deferred financing costs began in the second quarter of 2010 and increased 2011 expense by $81,000.

•	Legal and accounting expense increased $44,000. This increase is primarily attributable to the services by our outside law firm which serves as general counsel and independent accountants to assist management and the Board of Directors in matters related to the involvement of independent counsel in a special investigation authorized by the Board of Directors.
Interest Expense
     Interest expense increased $586,000 in 2011, most of which did not require the expenditure of cash. The increase was primarily caused by $605,000 of increased amortization of deferred financing costs related to derivative discounts and certain nonderivative warrants; and $134,000 of interest on our debt instruments. Interest expense in 2010 of $139,000, related to the conversion of 8% Notes, did not recur in 2011.
Gain (loss) on derivative financial instruments
     There was a loss on derivative financial instruments of $117,000 for the three months ended March 31, 2010 compared to a gain of $3,211,000 for the three months ended March 31, 2011. The primary reason for this $3,328,000 difference was volatility in the Company’s common stock price, which rose during the first quarter of 2010 and declined in the first quarter of 2011. The fair value resulting from the periodic mark-to-market calculation varies inversely to the change in the stock price used in the Black-Scholes-Merton options pricing model.
Liquidity and Capital Resources
     We generated revenues of $168,000 in the three months ended March 31, 2011, which compares very favorably to 2010 annual total revenues of $189,000. While our revenues are generally in accord with our current business plan, they are not yet sufficient to fully execute our business plan and continue development of our products. Management recognizes that the Company must raise additional capital to successfully continue operations, and, accordingly, we continue to look to outside sources to raise capital.

     At March 31, 2011 we had a working capital deficiency of $1,528,000 and $121,000 in cash. Based on our cash balance as of May 13, 2011, management believes that we have sufficient funds to continue current operations through at least July 15, 2011. We anticipate various short-term financings over the next 3 - 5 months to provide liquidity in anticipation of a more significant financing event. These include short-term borrowings and sales of equity.
     We engaged in no significant financing activities during the three months ended March 31, 2011. As of March 31, 2011 our primary debt instruments consist of 8% Subordinated Convertible Notes (“8% Subordinated Notes”) and 10% Convertible Promissory Notes (“10% Convertible Notes”).
     The 8% Subordinated Notes are due in October 2012, and there are currently no restrictions on their conversion into common stock. The 8% Subordinated Notes are mandatorily convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.80 per share of common stock or 80% of the price per share of common stock sold in a qualified funding event, defined as the sale of convertible debt or equity in an offering resulting in at least $3,000,000 of gross proceeds to the Company. Once the 8% Subordinated Notes are converted into shares of common stock, this will eliminated the indebtedness represented by the 8% Subordinated Notes and result in there being no further interest burden to the Company for the 8% Subordinated Notes.
     Warrants to purchase 12,500 shares of the Company’s common stock at $1.00 per share were issued for each $10,000 of 8% Subordinated Notes sold and expire 5 years from date of issue.
     The 10% Convertible Notes are due in September 2012 and are convertible into common stock at the option of the holder at any time prior to maturity at a conversion price of 75% of the average of the three lowest closing bid prices during the 10-day period preceding the conversion date. If the Company conducts a registered public offering, as defined, of its common stock (or securities convertible into or exercisable for shares of common stock), the conversion price is subject to adjustment.
     If the Company raises $5,000,000 or more from the sale of capital stock or debt securities, it shall offer to redeem the 10% Convertible Notes for cash at rates ranging from 110% - 115%, depending on the date of the redemption after the issue date, plus accrued but unpaid interest. The holders are not required to tender the 10% Convertible Notes for redemption.
     For a financing of less than $5,000,000, the Company shall offer to redeem a pro rata portion of the 10% Convertible Notes.
     Warrants to purchase 22,200 shares of the Company’s common stock at $0.80 per share were issued for each $10,000 of 10% Convertible Notes sold and expire 4 years from date of issue. The warrants may be exercised in full or in part and, at the option of the holder, may be exercised on a cashless basis.
     Subsequent to March 31, 2011 the holders of the 10% Convertible Notes began the process of converting their notes into shares of common stock under the supervision of an independent investment manager. Such conversions are expected to be handled in an orderly manner, one that we expect not to have a significant impact on our common stock prices. The conversions are expected to be completed in approximately six months.
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
Going Concern
     The Company’s financial statements as of and for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,806,000 for the year ended December 31, 2010. Although the Company had net income of $687,000 for the three months ended March 31, 2011, this was affected by a $3,211,000 unrealized gain on derivative financial instruments; absent this gain, the Company had a loss of $2,524,000. At March 31, 2011 the Company had a working capital deficiency of $1,528,000, an accumulated deficit of $59,385,000 and a net capital deficiency of $7,688,000. Although sales commenced in 2010, the Company anticipates operating losses over the next 12 months (and likely longer) as it continues to incur expenditures necessary to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     Management recognizes that the Company must generate additional funds to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company is executing its plan to secure additional capital through a multi-part funding strategy. The Company anticipates that the amount of capital generated by this plan will be sufficient to permit completion of various clinical trials and provide sufficient working capital for the next 18 months, by which time it is expected that the Company will generate positive cash flow through the sales of its products.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     Not applicable.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Chief Executive Officer, and Thomas J. Bohannon, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that at March 31, 2011 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
(b) Changes in Internal Controls
     There was no change in our internal controls or in other factors that could affect these controls during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 10 — Commitments and Contingencies and Note 11 — Subsequent Events in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for information about legal proceedings in which we are involved.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the three months ended March 31 2011, Vicor:
•	Issued 239,540 shares of common stock to employees and consultants for services rendered.

•	Issued 200,000 options to an employee at an exercise price of $0.55 per share for a term of 7 years, vesting over two years, pursuant to the 2008 Stock Option Plan and 75,000 immediately exercisable warrants that expire February 2018 to a consultant at an exercise price of $0.60 per share.
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
Item 3. Defaults Upon Senior Securities.
None
Item 4. Reserved and removed.
     None.
Item 5. Other Information.
     None.
Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of David H. Fater, Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Thomas J. Bohannon, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of David H. Fater, Chief Executive Officer and President of Vicor Technologies, Inc., pursuant to 18 U.S.C. 1350.*

32.2	Certification of Thomas J. Bohannon, Chief Financial Officer of Vicor Technologies, Inc., pursuant to 18 U.S.C. 1350.*

*	Filed herewith

SIGNATURES
     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2011	Vicor Technologies, Inc.
	By:	/s/ David H. Fater
David H. Fater Chief Executive Officer and President

	By:	/s/ Thomas J. Bohannon
		Name:	Thomas J. Bohannon
		Title:	Chief Financial Officer