Form 10-Q
period 2011-06-30
Vicor Technologies, Inc.
filed 2011-08-22
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2011, there were 51,448,457 shares of the Registrant’s Common Stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☑

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended June 30, 2011

— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2011 and the period from August 4, 2000 (inception) through June 30, 2011 (unaudited)	4
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the six months ended June 30, 2011 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2011 and the period from August 4, 2000 (inception) through June 30, 2011 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23
PART II — Other Information
Item 1. Legal Proceedings	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Removed and reserved	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures

Vicor Technologies,Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
December 31, 2010 and June 30, 2011

	December 31, 2010	June 30, 2011 (unaudited)
ASSETS
Current assets:
Cash	$1,119,000	$26,000
Accounts receivable	58,000	132,000
Inventory	58,000	23,000
Prepaid expenses	411,000	311,000
Total current assets	1,646,000	492,000

Property and equipment:
Equipment	213,000	244,000
Furniture and fixtures	24,000	24,000
Less accumulated depreciation	(82,000)	(127,000)
Net property and equipment	155,000	141,000

Other assets:
Deposits	18,000	18,000
Deferred financing costs	8,076,000	6,161,000
Intellectual property, net of accumulated amortization of $260,000 and $284,000 at December 31, 2010 and June 30, 2011, respectively	192,000	224,000

	$10,087,000	$7,036,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,166,000	$2,528,000
Current debt	360,000	910,000
Due to related party	88,000	146,000
Total current liabilities	1,614,000	3,584,000

Long-term liabilities:
Long-term debt	8,277,000	7,829,000
Accrued dividends	932,000	1,153,000
Derivative financial instruments payable in shares of common stock	7,692,000	1,274,000
Total long-term liabilities	16,901,000	10,256,000

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.0001 par value; 25,000,000 shares authorized:
Series B Voting Junior Convertible Cumulative, 5,185,101 shares issued and outstanding at December 31, 2010 and June 30,2011; preference in liquidation of $5,795,000 and $6,016,000 at December 31, 2010 and June 30, 2011, respectively	-	-
Common stock, $.0001 par value; 150,000,000 shares authorized; 46,799,324 and 51,448,457 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	5,000	5,000
Additional paid-in capital	51,275,000	52,662,000
Deficit accumulated during the development stage	(59,708,000)	(59,471,000)
Net capital deficiency	(8,428,000)	(6,804,000)

	$10,087,000	$7,036,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies,Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended June 30, 2010 and 2011
(Unaudited)

	Three months ended June 30, 2010	Three months ended June 30, 2011
Revenue:
Sales	$8,000	$129,000
Leases	-	10,000
Grants and other	-	-
	8,000	139,000
Cost of revenue	2,000	72,000
Gross profit	6,000	67,000
Operating expenses:
Research and development	193,000	163,000
Selling, general and administrative	1,488,000	1,670,000
Interest	558,000	1,172,000
Total operating expenses	2,239,000	3,005,000
	(2,233,000)	(2,938,000)
Gain on derivative financial instruments:
Realized	200,000	62,000
Unrealized	254,000	3,145,000
	454,000	3,207,000
Net income (loss)	(1,779,000)	269,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(114,000)	(106,000)
Amortization of derivative discount on Series B preferred stock	(250,000)	(249,000)
Value of warrants issued in connection with sales of Series B preferred stock	-	-
Total dividends for the benefit of preferred stockholders	(364,000)	(355,000)
Net loss applicable to common stock	$(2,143,000)	$(86,000)

Net loss per common share - basic and diluted	$(0.05)	$-

Weighted average number of shares of common stock outstanding	44,603,885	48,610,806

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies,Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the six months ended June 30, 2010 and 2011 and
For the period from August 4, 2000 (inception) to June 30, 2011
(Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2011	Period from August 4, 2000 (Inception) to June 30, 2011

Revenue:
Sales	$108,000	$288,000	$473,000
Leases	-	19,000	23,000
Grants and other	-	-	844,000
	108,000	307,000	1,340,000
Cost of revenue	87,000	156,000	287,000
Gross profit	21,000	151,000	1,053,000
Operating expenses:
Research and development	350,000	285,000	15,950,000
Selling, general and administrative	2,857,000	3,125,000	38,163,000
Interest	1,003,000	2,203,000	12,604,000
Loss from extinguishment of debt	-	-	1,266,000
Total operating expenses	4,210,000	5,613,000	67,983,000
	(4,189,000)	(5,462,000)	(66,930,000)
Gain on derivative financial instruments:
Realized	311,000	62,000	1,463,000
Unrealized	26,000	6,356,000	11,103,000
	337,000	6,418,000	12,566,000
Net income (loss)	(3,852,000)	956,000	(54,364,000)
Cumulative effect of change in accounting principle	-	-	480,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(240,000)	(221,000)	(1,570,000)
Amortization of derivative discount on Series B preferred stock	(499,000)	(498,000)	(2,481,000)
Value of warrants issued in connection with sales of Series B preferred stock	-	-	(1,536,000)
Total dividends for the benefit of preferred stockholders	(739,000)	(719,000)	(5,587,000)
Net income (loss) applicable to common stock	$(4,591,000)	237,000	$(59,471,000)

Net income (loss) per common share - basic and diluted	$(0.11)	$-

Weighted average number of shares of common stock outstanding	43,524,192	47,792,773

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Stockholders' Equity (Net Capital Deficiency)
For the six months ended June 30, 2011
(Unaudited)

	Common Stock		Preferred Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2010	46,799,324	5,000	5,185,101	-	51,275,000	(59,708,000)	(8,428,000)
Accrued dividends on preferred stock	-	-	-	-	-	(221,000)	(221,000)
Issuance of stock for interest payments	3,640	-	-	-	2,000	-	2,000
Issuance of stock for consulting and fees	707,267	-	-	-	189,000	-	189,000
Issuance of stock for services	468,677	-	-	-	263,000	-	263,000
Issuance of stock for conversion of debt	3,444,549	-	-	-	394,000	-	394,000
Issuance of warrants for consulting	-	-	-	-	14,000	-	14,000
Issuance of warrants with debt	-	-	-	-	15,000	-	15,000
Exercise of warrants	25,000	-	-	-	6,000	-	6,000
Issuance of stock options	-	-	-	-	6,000	-	6,000
Amortization of discounts related to derivative financial instruments	-	-	-	-	498,000	(498,000)	-
Net income	-	-	-	-	-	956,000	956,000
Balance at June 30, 2011	51,448,457	$5,000	5,185,101	$-	$52,662,000	$(59,471,000)	$(6,804,000)

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2011 and
For the period from August 4, 2000 (inception) to June 30, 2011
(Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2011	Period from August 4, 2000 (Inception) to June 30, 2011
Cash flows from operating activities:
Net income (loss)	$(3,852,000)	$956,000	$(54,364,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,000	69,000	473,000
Noncash interest imputed upon conversion of debt to equity	-	-	5,620,000
Noncash interest and amortization of deferred financing costs	824,000	2,170,000	6,256,000
Gain on derivative financial instruments	(337,000)	(6,418,000)	(12,566,000)
Loss from sale of assets	-	-	48,000
Securities issued for services	35,000	169,000	2,113,000
Beneficial conversion feature of notes payable	33,000	-	303,000
Contributed research and development services	-	-	95,000
Merger-related costs	-	-	523,000
Shares in lieu of interest payments	2,000	2,000	389,000
Equity-based compensation	409,000	269,000	19,618,000
Changes in assets and liabilities:
Accounts receivable	(61,000)	(74,000)	(132,000)
Inventory	(141,000)	35,000	(23,000)
Prepaid expenses and other assets	(731,000)	(110,000)	(2,008,000)
Accounts payable and accrued expenses	937,000	1,511,000	4,412,000
Accrued royalties due to related party	-	58,000	58,000

Net cash used in operating activities	(2,847,000)	(1,363,000)	(29,185,000)

Cash flows from investing activities:
Purchase of intellectual property	-	(56,000)	(293,000)
Net proceeds from sale of equipment	-	-	59,000
Purchase of property and equipment	(107,000)	(31,000)	(386,000)
Net cash used in investing activities	(107,000)	(87,000)	(620,000)

Cash flows from financing activities:
Due to related parties	-	1,000	101,000
Proceeds from bank loans	-	-	300,000
Proceeds from sale of preferred stock	-	-	2,915,000
Proceeds from sale of common stock	-	-	11,268,000
Proceeds from exercise of warrants	-	6,000	6,000
Repayment of notes	-	-	(1,005,000)
Proceeds from bridge loan	-	-	300,000
Proceeds from sale of notes	3,667,000	350,000	15,752,000
Proceeds for stock to be issued	-	-	16,000
Contributed capital	-	-	178,000
Net cash provided by financing activities	3,667,000	357,000	29,831,000

Net increase (decrease) in cash	713,000	(1,093,000)	26,000
Cash at beginning of period	544,000	1,119,000	-
Cash at end of period	$1,257,000	$26,000	$26,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2011 and
For the period from August 4, 2000 (inception) to June 30, 2011
(Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2011	Period from August 4, 2000 (Inception) to June 30, 2011

Supplemental cash flow information:
Issuance of previously-subscribed common stock	$-	$-	$16,000
Conversion of accounts payable to note payable	-	-	100,000
Repurchase of common stock for cancellation of subscription note receivable	-	-	750,000
Contributed research and development	-	-	95,000
Acquisition of intellectual property from related party	-	-	200,000
Beneficial conversion features for promissory notes	-	-	912,000
Warrants issued in connection with 15% promissory notes	-	15,000	276,000
Warrants issued in connection with 8% Subordinated Convertible Notes	557,000	-	674,000
Exercise of warrants to purchase common stock	-	-	1,000
Cash paid for interest expense	36,000	36,000	1,065,000
Accrued equity-based compensation	-	-	41,000
Accrued dividends	240,000	221,000	3,041,000
Interest on promissory notes paid in common stock	-	-	520,000
Related-party accrual converted to common stock	-	-	561,000
Conversion of debt to Series B preferred stock	-	-	1,567,000
Conversion of notes to common stock	1,206,000	394,000	6,209,000
Accrued expenses paid with notes	-	-	703,000
Accrued expenses paid with preferred stock	-	-	108,000
Accrued expenses paid with common stock	-	-	772,000
Fair value of equity-based derivative financial instruments issued	2,535,000	-	816,000
Fair value of debt-based derivative financial instruments issued	-	-	8,316,000
Deferred costs paid with common stock	-	34,000	392,000
Amortization of derivative discounts	499,000	498,000	1,843,000
Conversion of Series A preferred stock and accrued dividends to common stock	-	-	335,000
Conversion of Series B preferred stock and accrued dividends to common stock	-	-	91,000

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
Organization

Vicor Technologies, Inc. (“Vicor”) is a development-stage company. Vicor began generating operating revenues in 2010, but management does not believe these revenues were significant enough for Vicor to be classified as an operating enterprise at June 30, 2011.

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

Nature of the business

Vicor is a medical diagnostics company focused on commercializing noninvasive diagnostic technology products based on its patented, proprietary point correlation dimension algorithm (the PD2i® Algorithm”). The PD2i®Algorithm facilitates the ability of physicians to accurately risk stratify a specific target population to predict future pathological events such as cardiac mortality (either from arrhythmic death or congestive heart failure), autonomic nervous system dysfunction and imminent death from trauma. The Company believes that the PD2i® Algorithm represents a noninvasive monitoring technology that physicians and other members of the medical community can use as a new and accurate vital sign and is currently commercializing two proprietary diagnostic medical products which employ software utilizing the PD2i® Algorithm: the PD2i Analyzertm (sometimes also referred to as the PD2i Cardiac Analyzertm and the PD2i-VStm (Vital Sign). It is also anticipated that the PD2i® Algorithm applications will allow for the early detection of cerebral disorders as well as other disorders and diseases.

Risks

The Company needs additional sources of financing. See Note 2.

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

The Company’s financial statements as of and for the three and six  months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,806,000 for the year ended December 31, 2010. Although the Company had net income of $956,000 for the six months ended June 30, 2011, this was affected by a $6,418,000 gain on derivative financial instruments; absent this gain, the Company had a loss of $5,462,000. At June 30, 2011 the Company had a working capital deficiency of $3,092,000, an accumulated deficit of $59,471,000 and a net capital deficiency of $6,804,000. The Company expects to continue to incur expenditures to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The information presented as of June 30, 2011 and for the three and six months ended June 30, 2010 and 2011 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2011, the condensed consolidated results of its operations for the three and six months ended June 30, 2010 and 2011, and its condensed consolidated changes in net capital deficiency and cash flows for the six months ended June 30, 2011. The results of operations for the three and six months ended June 30, 2010 and 2011 are not necessarily indicative of the results for the full year.

Receivables

Receivables are reported net of an allowance for doubtful accounts. The allowance is based on management’s evaluation of the collectibility of outstanding balances and is $20,000 at June 30, 2011.

Intellectual Property

Intellectual property, consisting of patents and other proprietary technology acquired by the Company is stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets.

	December 31, 2010	June 30, 2011
Patents	$252,000	$252,000
Purchased software	200,000	256,000
	452,000	508,000
Less accumulated amortization	(260,000)	(284,000)
Net intellectual property	$192,000	$224,000

Financial Instruments

The carrying amount of financial instruments, including cash, accounts receivable, accounts payable and notes payable approximates fair value as of December 31, 2010 and June 30, 2011.

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

NOTE 4 — CURRENT DEBT

At December 31, 2010 and June 30, 2011 current debt consists of:

	December 31, 2010	June 30, 2011

2004 Notes, 12%	$250,000	$250,000
12% Convertible Promissory Notes	110,000	110,000
15% Promissory Notes	-	350,000
Bank loan, unsecured, 3.45%, due February 2012	-	200,000
	$360,000	$910,000

The maturity of the 2004 Notes and the 12% Convertible Promissory Notes is currently being extended on a month-by-month basis by the noteholders.

The 15% Promissory Notes are unsecured and mature $250,000 in November 2011 and $100,000 in April 2012.

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of:

	December 31, 2010	June 30, 2011
8% Subordinated Convertible Notes	$5,273,000	$5,273,000
10% Convertible Promissory Notes	2,804,000	2,556,000
Bank loan, unsecured, 3.54%	200,000	-
	$8,277,000	$7,829,000

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

Warrants to purchase 22,200 shares of the Company’s common stock at $0.80 per share were issued for each $10,000 of 10% Convertible Notes sold and expire 4 years from date of issue. The warrants may be exercised in full or in part and, at the option of the holder, may be exercised on a net issuance basis.

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

During the three months ended June 30, 2011, $248,000 of the 10% Notes were converted into common stock as provided for by terms of the debt instrument. This resulted in a $62,000 realized gain to the Company, included in the amount reported in the condensed consolidated statement of operations as “gain on derivative financial instruments”, and measured by the difference between the fair value of the beneficial conversion feature just prior to the conversion and the fair value of the beneficial conversion feature as of the most recent mark-to-market calculation. The beneficial conversion feature was valued at dates of conversion using the Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rates ranging from 0.38% to 0.83%, expected life of 1.5 years, expected volatility of 63% and dividend yield of zero. Related unamortized discount of $175,000 was recognized as interest expense as a result of the conversions.

Bank Loan

At December 31, 2010 the bank loan bore interest at 3.54% and was due in January 2011. The bank loan was renewed at 3.45% and is currently due in February 2012. It was classified as long-term at December 31, 2010 and as current debt at June 30, 2011. See Note 4.

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

NOTE 6 — WARRANTS

The Company has issued stock warrants to certain employees, vendors, investors and independent contractors. The warrants are immediately exercisable for a period of three to ten years and enable the holders to purchase shares of the Company’s common stock at exercise prices ranging from $0.01 - $3.12. The warrants were valued using the Black-Scholes-Merton options pricing model. The weighted average remaining contractual term for the outstanding warrants is 2.84 years.

	Shares under warrants	Weighted average exercise price
Exercisable at December 31, 2010	24,466,460	$0.93
Granted	200,000	$0.36
Expired or canceled	(191,382)	$2.30
Exercised	(131,000)	$1.57
Exercisable at June 30, 2011	24,344,078	$1.02

The weighted-average grant date fair market value of all warrants granted during the six months ended June 30, 2011 was $0.36 per share.

The warrants expire as follows:

Year of expiration	Quantity	Average exercise price
2013	9,207,213	$0.96
2014	9,302,363	$0.91
2015	5,180,752	$1.00
2016	278,750	$0.31
2017	375,000	$1.00

In June 2011, 385,532 warrants that were scheduled to expire in July and August 2011 were extended for three years. No additional expense was recognized as a result of this extension.

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

Information regarding the 2008 Plan is as follows:

	Number of Shares	Weighted- Average Exercise Price	Options Exercisable	Weighted- Average Exercise Price
Outstanding at December 31, 2010	3,817,500	$0.73	2,983,750	$0.76
Granted or vested	275,000	$0.44	169,000	$0.42
Canceled	(150,000)	$0.65	(138,000)	$0.65
Outstanding at June 30, 2011	3,942,500	$0.71	3,014,750	$0.55
Reserved for future option grants at June 30, 2011	1,057,500

Activity in nonvested options is as follows:

	Number of Shares	Weighted average grant-date fair value
Outstanding at December 31, 2010	833,750	$332,000
Granted	200,000	70,000
Vested or canceled	(106,000)	(46,000)
	927,750	$356,000

The fair value for these options was estimated at the date of grant using the Black-Scholes-Merton options pricing model.

The 2008 Plan has a weighted average grant date fair value of $0.56 and weighted average remaining contractual term for the vested options of 5.5 years.

Compensation expense related to the granting of options under the 2008 Plan was approximately $272,000 and $76,000 for the six months ended June 30, 2010 and 2011, respectively.

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

	Warrants	Beneficial Conversion - Preferred Stock	Beneficial Conversion - Convertible Notes
Year ended December 31, 2010:
Risk-free interest rate	1.27% - 2.55%	1.27% - 2.55%	0.64% - 1.43%
Expected volatility	63%	63%	63%
Expected life (in years)	2.25 - 4.50	2.25 - 4.50	1.50 - 3.00
Expected dividend yield	0%	0%	0%

Six months ended June 30, 2011:
Risk-free interest rate	1.29% - 2.54%	2.24% - 2.54%	0.38% - 1.64%
Expected volatility	63%	63%	63%
Expected life (in years)	1.25 - 3.25	1.50 - 3.50	1.25 - 1.59
Expected dividend yield	0%	0%	0%

The Company’s methodology to estimate volatility of its common stock is based on an average of published volatilities contained in the most recent audited financial statements of other publicly-reporting companies in industries similar to that of the Company.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2010 and June 30, 2011 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 42% and 28% of the Company’s total liabilities, respectively.

Fair values of liabilities measured on a recurring basis at as follows:

	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observ- able inputs (Level 2)	Significant Unobservable inputs (Level 3)
Liabilities:
Derivative financial instruments - December 31, 2010	$7,692,000	$-	$-	$7,692,000
Derivative financial instruments - June 30, 2011	$1,274,000	$-	$-	$1,274,000

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011:

	Warrants	Beneficial Conversion - Preferred Stock	Beneficial Conversion - Convertible notes	Total
Balance, December 31, 2010	$2,956,000	$1,256,000	$3,480,000	$7,692,000
Included in earnings:
Realized loss (gain)	-	-	(62,000)	(62,000)
Unrealized loss (gain)	(2,613,000)	(1,003,000)	(2,740,000)	(6,356,000)
Purchases, sales and other	-	-	-	-
Settlements and issuances - net	-	-	-	-
Net transfers in and/or out of Level 3	-	-	-	-
Balance, June 30, 2011	$343,000	$253,000	$678,000	$1,274,000

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

On January 1, 2007 the Company entered into a Service Agreement (“Service Agreement”) with ALDA & Associates International, Inc. (“ALDA”), a consulting company owned and controlled by the Company’s Chief Executive and Financial Officer whereby the Company’s employees became employees of ALDA under a Professional Employer Organization (“PEO”) arrangement. Associated costs amounted to $380,000 for the three months ended June 30, 2010. The Service Agreement, which was a cost reimbursement only contract, provided for reimbursement of all of ALDA’s actual payroll and insurance related costs for these employees and was terminated effective January 1, 2011.

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

NOTE 11 — SUBSEQUENT EVENTS

In July 2011 the Company entered into a Securities Purchase Agreement (“SPA”) with Centaurian Fund LP (“Centaurian”) pursuant to which Vicor may, from time to time, issue and sell to Centaurian up to $10,000,000 of common stock over a 3-year period.

Also in July 2011 the Company filed a Registration Statement with the SEC to register 15,140,000 shares of common stock pursuant to the SPA with Centaurian. The SPA became effective on August 10, 2011, the date the registration statement became effective. The Company has the ability to raise approximately $2,100,000 from this offering, based on current market prices, and has the ability to register additional shares in the future through the use of additional registration statements. However, there can be no assurance that the SPA and Registration Statement will be utilized, and the actual amounts raised will depend on the Company’s use of the SPA and Registration Statement as well as market conditions at those times.

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

In April 2011 the Company received 510(k) clearance from the U.S. Food and Drug Administration for its PD2i® nonlinear algorithm and software to be used as a measure of heart rate variability at rest and in response to controlled exercise and paced respiration (Ewing Maneuvers) in patients specifically undergoing cardiovascular disease testing. Physician use of the PD2i Analyzer™ is supported by an expanding body of literature demonstrating the value of the PD2i® nonlinear algorithm as a metric for risk stratifying specific target populations for future pathological events, including cardiovascular disease patients for death resulting from arrhythmia or congestive heart failure, diabetics for the presence of diabetic autonomic neuropathy (DAN) and trauma victims for imminent death absent immediate lifesaving intervention.

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

Revenues and cost of sales

	Three months ended June 30,
	2010		2011
Revenue:
Sales	$8,000	100.0%	$129,000	92.8%
Lease income	-	0.0%	10,000	7.2%
	8,000	100.0%	139,000	100.0%
Cost of revenue	2,000	25.0%	72,000	51.8%
Gross profit	$6,000	75.0%	$67,000	48.2%

	Six months ended June 30,
	2010		2011
Revenue:
Sales	$108,000	100.0%	$288,000	93.8%
Lease income	-	0.0%	19,000	6.2%
	108,000	100.0%	307,000	100.0%
Cost of revenue	87,000	80.6%	156,000	50.8%
Gross profit	$21,000	19.4%	$151,000	49.2%

The increased gross profit for the six months of 2011 results from an improved pricing structure and the efforts of our increased number of sales representatives.

Operating expenses and gain on derivative financial instruments

	Three months ended June 30,
	2010		2011
Operating expenses:
Research and development	$193,000	8.6%	$163,000	5.4%
Selling, general and administrative	1,488,000	66.5%	1,670,000	55.6%
Interest	558,000	24.9%	1,172,000	39.0%
Total operating expenses	$2,239,000	100.0%	$3,005,000	100.0%

Gain on derivative financial instruments	$454,000		$3,207,000

	Six months ended June 30,
	2010		2011
Operating expenses:
Research and development	$350,000	8.3%	$285,000	5.1%
Selling, general and administrative	2,857,000	67.9%	3,125,000	55.7%
Interest	1,003,000	23.8%	2,203,000	39.2%
Total operating expenses	$4,210,000	100.0%	$5,613,000	100.0%

Gain on derivative financial instruments	$337,000		$6,418,000

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

Research and Development

Research and development costs decreased $30,000 for the three months ended June 30, 2011 compared to 2010. This was primarily the result of lower costs of clinical studies and increased research by independent researchers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $182,000 for the three months ended June 30, 2011. Significant components of the net increase include:

•	Recurring payroll costs increased $33,000 due to higher sales-related payroll and increased employee benefit costs.
•	Amortization of fees included in deferred financing costs increased 2011 expense by $91,000.
•
Professional fees increased $71,000. This increase is primarily attributable to the services by our general counsel as well as independent counsel engaged to assist management and the Board of Directors in matters related to a special investigation authorized by the Board of Directors.

•	Increased 2011 investor relations expense of $40,000 compared to 2010.
•	Decrease of $27,000 in consulting fees as a result of changes in the mix of consultants used by Vicor and completion of certain 2010 projects that did not recur in 2011.
•	Decrease of $57,000 in equity-based compensation primarily because of certain options granted in 2010 but not repeated in 2011.

Interest Expense

Interest expense increased $614,000 for the three months ended June 30, 2011, most of which did not require the expenditure of cash. The increase was primarily caused by $469,000 of increased amortization of derivative discounts and debt discount for certain nonderivative warrants, and $90,000 of interest on our debt instruments. Interest expense related to the conversion of 8% Notes in 2010 and 10% Notes in 2011 was $51,000 greater in 2011.

Gain on derivative financial instruments

The gain on derivative financial instruments increased $2,753,000 for the three months ended June 30, 2011. The primary reason for the increase was the downward movement in the Company’s stock price in the second quarter of 2011. The fair value resulting from the periodic mark-to-market calculation varies inversely to the change in the stock price used in the Black-Scholes-Merton options pricing model.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Research and Development

Research and development costs decreased $65,000 for the six months ended June 30, 2011 compared to 2010. This was primarily the result of lower costs of clinical studies and increased research by independent researchers. We anticipate that future research and development expenses will remain relatively low due to independent research efforts and the absence of a need for large scale clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $268,000 for the six months ended June 30, 2011. Significant components of the net increase include:

•
Decrease of $269,000 in payroll and related costs were affected by a decrease in 2011 in equity-based compensation expense. There were numerous management hires in the first quarter of 2010 with stock and stock option incentives. Recurring payroll costs increased $184,000 due to higher sales-related payroll and increased employee benefit costs.

•	Amortization of certain fees included in deferred financing costs increased 2011 expense by $172,000.
•
Professional fees increased $71,000. This increase is primarily attributable to the services by our general counsel as well as independent counsel engaged to assist management and the Board of Directors in matters related to a special investigation authorized by the Board of Directors.

•	Increased 2011 investor relations expense of $25,000 compared to 2010.

Interest Expense

Interest expense increased $1,200,000 for the six months ended June 30, 2011, most of which did not require the expenditure of cash. The increase was primarily caused by $1,040,000 of increased amortization of derivative discounts and debt discount for certain nonderivative warrants; and $251,000 of interest on our debt instruments. Interest expense related to the conversion of 8% Notes in 2010 and 10% Notes in 2011 was 89,000 less in 2011.

Gain on derivative financial instruments

The gain on derivative financial instruments increased $6,081,000 for the six months ended June 30, 2011. The primary reason for the increase was the downward movement in the Company’s stock price in the second quarter of 2011. The fair value resulting from the periodic mark-to-market calculation varies inversely to the change in the stock price used in the Black-Scholes-Merton options pricing model.

Liquidity and Capital Resources

The Company needs additional sources of financing.

We generated revenues of $288,000 in the six months ended June 30, 2011, which compares very favorably to 2010 annual total revenues of $189,000. While our revenues are generally in accord with our current business plan, they are not yet sufficient to fully execute our business plan and continue development of our products. Management recognizes that the Company must raise additional capital to successfully continue operations, and, accordingly, we continue to look to outside sources to raise capital.

At June 30, 2011 we had a working capital deficiency of $3,092,000 and $26,000 in cash. Based on our cash balance as of August 10, 2011, management believes that we have sufficient funds to continue current operations through at least August 25, 2011. We anticipate various short-term financings over the next 3 - 5 months to provide liquidity in anticipation of a more significant financing event. These include short-term borrowings and sales of equity.

In July 2011 the Company entered into a Securities Purchase Agreement (“SPA”) with Centaurian Fund LP (“Centaurian”) pursuant to which Vicor may, from time to time, issue and sell to Centaurian up to $10,000,000 of common stock over a 3-year period.

Also in July 2011 the Company filed a Registration Statement with the SEC to register 15,140,000 shares of common stock pursuant to the SPA with Centaurian. The SPA became effective on August 10, 2011, the date the registration statement became effective. The Company has the ability to raise approximately $2,100,000 from this offering, based on current market prices, and has the ability to register additional shares in the future through the use of additional registration statements. However, there can be no assurance that the SPA and Registration Statement will be utilized, and the actual amounts raised will depend on the Company’s use of the SPA and Registration Statement as well as market conditions at those times.

We engaged in no significant financing activities during the three months ended June 30, 2011. As of June 30, 2011 our primary debt instruments consist of 8% Subordinated Convertible Notes (“8% Subordinated Notes”) and 10% Convertible Promissory Notes (“10% Convertible Notes”).

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

In April 2011 the holders of the 10% Convertible Notes began the process of converting their notes into shares of common stock under the supervision of an independent investment manager. Such conversions are expected to be handled in an orderly manner, one that we expect not to have a significant impact on our common stock prices. The conversions are expected to be completed in approximately six months.

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

Going Concern

The Company’s financial statements as of and for the three and six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,806,000 for the year ended December 31, 2010. Although the Company had net income of $956,000 for the six months ended June 30, 2011, this was affected by a $6,418,000 gain on derivative financial instruments; absent this gain, the Company had a loss of $5,462,000. At June 30, 2011 the Company had a working capital deficiency of $3,092,000, an accumulated deficit of $59,471,000 and a net capital deficiency of $6,804,000. Although sales commenced in 2010, the Company anticipates operating losses over the next 12 months (and likely longer) as it continues to incur expenditures necessary to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Chief Executive Officer, and Thomas J. Bohannon, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that at June 30, 2011 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 10 — Commitments and Contingencies and Note 11 — Subsequent Events in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for information about legal proceedings in which we are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30 2011, Vicor:

•
Issued 940,044 shares of common stock and 200,000 warrants to purchase common stock at a weighted average exercise price of $0.36 for a term of 5 years to employees and consultants for services rendered.

•	Issued 75,000 options to an employee at an exercise price of $0.13 per share for a term of 7 years, vesting immediately, pursuant to the 2008 Stock Option Plan.

•	Issued 25,000 shares of common stock as a result of the exercise of warrants.

•	Issued 3,444,549 shares of common stock upon the conversion of $247,298 principal amount of 10% Notes and $148,617 of accrued interest.

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

Dated: August 22, 2011	Vicor Technologies, Inc.

	By:	/s/ David H. Fater
David H. Fater
Chief Executive Officer and President

	By:	/s/ Thomas J. Bohannon
Name: Thomas J. Bohannon
Title: Chief Financial Officer