Form 10-Q/A
period 2011-06-30
Vicor Technologies, Inc.
filed 2011-09-09
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

☑           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 0-51475

VICOR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-2903491
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2200 NW Corporate Boulevard, Suite 401, Boca Raton, Florida	33431
(Address of principal executive office)	(Zip Code)

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

EXPLANATORY NOTE

The purpose of the Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Form 10-Q”) of Vicor Technologies, Inc. (the "Company") filed with the Securities and Exchange Commission on August 22, 2011 (the "Form 10-Q") is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment provides the financial statements and related notes from the previously filed Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

XBRL Instance Document

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect any subsequent events occurring after the original filing date,and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

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
101
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i)Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011 (unaudited), (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2011 and the period from August 4, 2000 (inception) through June 30, 2011 (unaudited); (iii) Condensed Consolidated Changes in Net Capital Deficiency for the six months ended June 30, 2011 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2011 and the period from August 4, 2000 (inception) through June 30, 2011 (unaudited), and (v) Notes to Condensed Consolidated Financial statements (unaudited).**

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed on August 22, 2011 as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011.
**	Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 9, 2011	Vicor Technologies, Inc.

	By:	/s/ David H. Fater
David H. Fater
Chief Executive Officer and President

	By:	/s/ Thomas J. Bohannon
Name: Thomas J. Bohannon
Title: Chief Financial Officer