Form 10-Q
period 2011-09-30
Vicor Technologies, Inc.
filed 2011-12-08
CIK 1335104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2011, there were 56,853,964 shares of the Registrant’s Common Stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Form (Check one): Yes ☐ No ☑

VICOR TECHNOLOGIES, INC.
Quarterly Report on Form 10-Q for the Period Ended September 30, 2011

— TABLE OF CONTENTS —

Page
PART I — Financial Information
Item 1. Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2011 and the period from August 4, 2000 (inception) through September 30, 2011 (unaudited)	4
Condensed Consolidated Statement of Changes in Net Capital Deficiency for the nine months ended September 30, 2011 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2011 and the period from August 4, 2000 (inception) through September 30, 2011 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	22
PART II — Other Information
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Removed and reserved	23
Item 5. Other Information	23
Item 6. Exhibits	23
Signatures

 Vicor Technologies,Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
December 31, 2010 and September 30, 2011

	December 31, 2010	September 30, 2011 (unaudited)
ASSETS
Current assets:
Cash	$1,119,000	$3,000
Accounts receivable	58,000	112,000
Inventory	58,000	5,000
Prepaid expenses	411,000	233,000
Total current assets	1,646,000	353,000

Property and equipment:
Equipment	213,000	244,000
Furniture and fixtures	24,000	24,000
Less accumulated depreciation	(82,000)	(150,000)
Net property and equipment	155,000	118,000

Other assets:
Deposits	18,000	17,000
Deferred financing costs	8,076,000	5,000
Intellectual property, net of accumulated amortization of $260,000 and $296,000 at December 31, 2010 and September 30, 2011, respectively	192,000	212,000

	$10,087,000	$705,000

LIABILITIES AND NET CAPITAL DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,166,000	$3,217,000
Current debt	360,000	8,548,000
Due to related parties	88,000	182,000
Total current liabilities	1,614,000	11,947,000

Long-term liabilities:
Long-term debt	8,277,000	-
Accrued dividends	932,000	1,258,000
Derivative financial instruments payable in shares of common stock	7,692,000	390,000
Total long-term liabilities	16,901,000	1,648,000

Commitments and contingencies

Net capital deficiency:
Preferred stock, $.0001 par value; 25,000,000 shares authorized:
Series B Voting Junior Convertible Cumulative, 5,185,101 shares issued and outstanding at December 31, 2010 and September 30,2011; preference in liquidation of $5,795,000 and $6,121,000 at December 31, 2010 and September 30, 2011, respectively	-	-
Common stock, $.0001 par value; 150,000,000 shares authorized; 46,799,324 and 56,853,964 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	5,000	6,000
Additional paid-in capital	51,275,000	53,298,000
Deficit accumulated during the development stage	(59,708,000)	(66,194,000)
Net capital deficiency	(8,428,000)	(12,890,000)

	$10,087,000	$705,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies,Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the three months ended September 30, 2010 and 2011
(Unaudited)

	Three
	months	Three
	ended	months ended
	September	September
	30, 2010	30, 2011
Revenue:
Sales	$14,000	$48,000
Leases	-	6,000
	14,000	54,000
Cost of revenue	1,000	21,000
Gross profit	13,000	33,000
Operating expenses:
Research and development	161,000	167,000
Selling, general and administrative	1,353,000	1,837,000
Interest	458,000	5,301,000
Total operating expenses	1,972,000	7,305,000
	(1,959,000)	(7,272,000)
Gain on derivative financial instruments:
Realized	7,000	15,000
Unrealized	1,135,000	888,000
	1,142,000	903,000
Net loss	(817,000)	(6,369,000)
Dividends for the benefit of preferred stockholders:
Payable on Series B preferred stock	(105,000)	(105,000)
Amortization of derivative discount on Series B preferred stock	(256,000)	(249,000)
Total dividends for the benefit of preferred stockholders	(361,000)	(354,000)
Net loss applicable to common stock	$(1,178,000)	$(6,723,000)

Net loss per common share - basic and diluted	$(0.03)	$(0.13)

Weighted average number of shares of common stock outstanding	45,696,110	53,727,259

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies,Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
For the nine months ended September 30, 2010 and 2011 and
For the period from August 4, 2000 (inception) to September 30, 2011
(Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2011	Period from August 4, 2000 (Inception) to September 30, 2011

Revenue:
Sales	$122,000	$336,000	$521,000
Leases	-	25,000	29,000
Grants and other	-	-	844,000
	122,000	361,000	1,394,000
Cost of revenue	88,000	177,000	308,000
Gross profit	34,000	184,000	1,086,000
Operating expenses:
Research and development	511,000	452,000	16,117,000
Selling, general and administrative	4,210,000	4,962,000	40,000,000
Interest	1,461,000	7,504,000	17,905,000
Loss from extinguishment of debt	-	-	1,266,000
Total operating expenses	6,182,000	12,918,000	75,288,000
	(6,148,000)	(12,734,000)	(74,202,000)
Gain on derivative financial instruments:
Realized	318,000	77,000	1,478,000
Unrealized	1,161,000	7,244,000	11,991,000
	1,479,000	7,321,000	13,469,000
Net loss	(4,669,000)	(5,413,000)	(60,733,000)
Cumulative effect of change in accounting principle	-	-	480,000
Dividends for the benefit of preferred stockholders:
Payable on Series A and Series B preferred stock	(345,000)	(326,000)	(1,675,000)
Amortization of derivative discount on Series B preferred stock	(755,000)	(747,000)	(2,730,000)
Value of warrants issued in connection with sales of Series B preferred stock	-	-	(1,536,000)
Total dividends for the benefit of preferred stockholders	(1,100,000)	(1,073,000)	(5,941,000)
Net loss applicable to common stock	$(5,769,000)	(6,486,000)	$(66,194,000)

Net loss per common share - basic and diluted	$(0.13)	$(0.13)

Weighted average number of shares of common stock outstanding	44,338,061	50,357,253

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statement of Changes in Net Capital Deficiency
For the nine months ended September 30, 2011
(Unaudited)

	Common Stock		Preferred Stock - Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance at December 31, 2010	46,799,324	$5,000	5,185,101	$-	$51,275,000	$(59,708,000)	$(8,428,000)
Accrued dividends on preferred stock	-	-	-	-	-	(326,000)	(326,000)
Issuance of stock for interest payments	3,640	-	-	-	2,000	-	2,000
Issuance of stock for consulting and fees	947,267	-	-	-	204,000	-	204,000
Issuance of stock for services	781,305	-	-	-	330,000	-	330,000
Issuance of stock for conversion of debt	6,609,587	1,000	-	-	595,000	-	596,000
Issuance of stock with equity line of credit draws	1,550,591	-	-	-	90,000	-	90,000
Issuance of warrants for consulting	-	-	-	-	14,000	-	14,000
Issuance of warrants with debt	-	-	-	-	15,000	-	15,000
Exercise of warrants	162,250	-	-	-	40,000	-	40,000
Issuance of stock options	-	-	-	-	6,000	-	6,000
Financing costs for equity line of credit	-	-	-	-	(20,000)	-	(20,000)
Amortization of discounts related to derivative financial instruments	-	-	-	-	747,000	(747,000)	-
Net loss	-	-	-	-	-	(5,413,000)	(5,413,000)
Balance at September 30, 2011	56,853,964	$6,000	5,185,101	$-	$53,298,000	$(66,194,000)	$(12,890,000)

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2011 and
For the period from August 4, 2000 (inception) to September 30, 2011
(Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2011	Period from August 4, 2000 (Inception) to September 30, 2011
Cash flows from operating activities:
Net loss	$(4,669,000)	$(5,413,000)	$(60,733,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,000	104,000	508,000
Noncash interest imputed upon conversion of debt to equity	-	-	5,620,000
Noncash interest and amortization of deferred financing costs	1,130,000	8,094,000	12,180,000
Gain on derivative financial instruments	(1,479,000)	(7,321,000)	(13,469,000)
Loss from sale of assets	-	-	48,000
Securities issued for services	230,000	169,000	2,113,000
Beneficial conversion feature of notes payable	68,000	-	303,000
Contributed research and development services	-	-	95,000
Merger-related costs	-	-	523,000
Shares in lieu of interest payments	5,000	2,000	389,000
Equity-based compensation	495,000	325,000	19,674,000
Changes in assets and liabilities:
Accounts receivable	(43,000)	(54,000)	(112,000)
Inventory	(126,000)	54,000	(4,000)
Prepaid expenses and other assets	(667,000)	220,000	(1,678,000)
Accounts payable and accrued expenses	1,233,000	2,238,000	5,139,000
Accrued royalties due to related party	-	62,000	62,000

Net cash used in operating activities	(3,770,000)	(1,520,000)	(29,342,000)

Cash flows from investing activities:
Purchase of intellectual property	-	(56,000)	(293,000)
Net proceeds from sale of equipment	-	-	59,000
Purchase of property and equipment	(110,000)	(32,000)	(387,000)
Net cash used in investing activities	(110,000)	(88,000)	(621,000)

Cash flows from financing activities:
Due to related parties	-	32,000	132,000
Proceeds from bank loans	-	-	300,000
Proceeds from sale of preferred stock	-	-	2,915,000
Proceeds from sale of common stock	-	-	11,268,000
Proceeds from exercise of warrants	-	40,000	40,000
Repayment of notes	-	-	(1,005,000)
Proceeds from bridge loan	-	-	300,000
Proceeds from sale of notes	3,667,000	350,000	15,752,000
Proceeds for stock to be issued	-	-	16,000
Proceeds from equity line of credit - net	-	70,000	70,000
Contributed capital	-	-	178,000
Net cash provided by financing activities	3,667,000	492,000	29,966,000

Net increase (decrease) in cash	(213,000)	(1,116,000)	3,000
Cash at beginning of period	544,000	1,119,000	-
Cash at end of period	$331,000	$3,000	$3,000

See accompanying notes to condensed consolidated financial statements.

Vicor Technologies, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2011 and
For the period from August 4, 2000 (inception) to September 30, 2011
(Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2011	Period from August 4, 2000 (Inception) to September 30, 2011

Supplemental cash flow information:
Issuance of previously-subscribed common stock	$-	$-	$16,000
Conversion of accounts payable to note payable	-	-	100,000
Repurchase of common stock for cancellation of subscription note receivable	-	-	750,000
Contributed research and development	-	-	95,000
Acquisition of intellectual property from related party	-	-	200,000
Beneficial conversion features for promissory notes	-	-	912,000
Warrants issued in connection with 15% promissory notes	-	15,000	276,000
Warrants issued in connection with 8% Subordinated Convertible Notes	557,000	-	674,000
Exercise of warrants to purchase common stock	-	-	1,000
Cash paid for interest expense	55,000	66,000	1,095,000
Accrued equity-based compensation	-	-	41,000
Accrued dividends	339,000	326,000	3,146,000
Interest on promissory notes paid in common stock	-	-	520,000
Related-party accrual converted to common stock	-	-	561,000
Conversion of debt to Series B preferred stock	-	-	1,567,000
Conversion of notes to common stock	1,206,000	620,000	6,435,000
Accrued expenses paid with notes	703,000	-	703,000
Accrued expenses paid with preferred stock	-	-	108,000
Accrued expenses paid with common stock	-	27,000	799,000
Fair value of equity-based derivative financial instruments issued	2,535,000	-	816,000
Fair value of debt-based derivative financial instruments issued	-	19,000	8,335,000
Deferred costs paid with common stock	-	34,000	392,000
Amortization of derivative discounts	755,000	747,000	2,092,000
Conversion of Series A preferred stock and accrued dividends to common stock	335,000	-	335,000
Conversion of Series B preferred stock and accrued dividends to common stock	9,000	-	91,000
Common stock issued for equity line of credit	-	90,000	90,000

See accompanying notes to condensed consolidated financial statements.

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Organization

Vicor Technologies, Inc. (“Vicor”) is a development-stage company. Vicor began generating operating revenues in 2010, but management believes these revenues were not significant enough for Vicor to be classified as an operating enterprise at September 30, 2011.

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

Risks

The Company has been operating since June 2011 with extremely limited available cash. A Securities Purchase Agreement (“SPA”) was put in place in July 2011 (see Note 6) and the Company was able to raise $70,000 from the SPA. The Company also received $30,000 of cash loans from certain members of management. The Company desperately needs additional sources of financing. See Note 2. If such financing is not obtained, the Company may have to curtail its operations in December 2011 or may be placed in involuntary bankruptcy by its creditors.

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

NOTE 2 — LIQUIDITY AND GOING CONCERN

The Company’s financial statements as of and for the three and nine  months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,806,000 for the year ended December 31, 2010. The Company had a net loss of $5,413,000 for the nine months ended September 30, 2011 which was affected by a $7,321,000 gain on derivative financial instruments. Absent this gain, the Company had a loss of $12,734,000. At September 30, 2011 the Company had a working capital deficiency of $11,594,000, an accumulated deficit of $66,194,000 and a net capital deficiency of $12,890,000. The Company is in substantial arrears with its accounts payable, and no management salaries have been paid in the three months ended September 30, 2011. The lack of working capital has severely restricted the Company’s ability to implement its sales strategies. The Company needs to continue to incur expenditures to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Management recognizes that the Company must generate additional funds to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company has been working on its plan to secure additional capital through a multi-part funding strategy.

However, no assurances can be given that the Company will be successful in raising any additional capital or entering into business alliances. If the Company is not able to timely and successfully raise additional capital its business, financial condition, cash flows and results of operations will be materially and adversely affected.

Furthermore, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or positive cash flow. If the Company is not able to achieve positive cash flow, its business, financial condition, cash flows and results of operations will also be materially and adversely affected,

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

The information presented as of September 30, 2011 and for the three and nine months ended September 30, 2010 and 2011 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2011, the condensed consolidated results of its operations for the three and nine months ended September 30, 2010 and 2011, and its condensed consolidated changes in net capital deficiency and cash flows for the nine months ended September 30, 2011. The results of operations for the three and nine months ended September 30, 2010 and 2011 are not necessarily indicative of the results for the full year.

Receivables

Receivables are reported net of an allowance for doubtful accounts. The allowance is based on management’s evaluation of the collectibility of outstanding balances and is zero and $17,000, respectively, at December 31, 2010 and September 30, 2011.

Intellectual Property

Intellectual property, consisting of patents and other proprietary technology acquired by the Company is stated at cost and amortized on a straight-line basis over the estimated useful lives of the assets.

	December 31, 2010	September 30, 2011
Patents	$252,000	$252,000
Purchased software	200,000	256,000
	452,000	508,000
Less accumulated amortization	(260,000)	(296,000)
Net intellectual property	$192,000	$212,000

Financial Instruments

The carrying amount of financial instruments, including cash, accounts receivable, accounts payable and notes payable approximates fair value as of December 31, 2010 and September 30, 2011.

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

NOTE 4 — CURRENT DEBT

At December 31, 2010 and September 30, 2011 current debt consists of:

	December 31, 2010	September 30, 2011

8% Subordinated Convertible Notes	$-	$5,273,000
10% Convertible Promissory Notes	-	2,390,000
2004 Notes, 12%	250,000	250,000
12% Convertible Promissory Notes	110,000	85,000
15% Promissory Notes	-	350,000
Bank loan, unsecured, 3.45%, due February 2012	-	200,000
	$360,000	$8,548,000

The Company is in technical default on both the 8% Subordinated Convertible Notes and the 10% Convertible Promissory Notes because of its inability to pay liabilities as they became due during the three months ended September 30, 2011. Consequently, the Company has classified the entire amount of the Notes as current in the accompanying Consolidated Balance Sheet at September 30, 2011, and has charged unamortized deferred financing costs of $4,201,000 to interest expense and $662,000 to selling, general and administrative expense in the accompanying Statement of Operations for the three and nine months ended September 30, 2011.

Additionally, the 15% Promissory Notes aggregating $350,000 are also in default. $250,000 of these notes was due to be repaid on November 11, 2001, but this did not occur. The remaining 15% Promissory Note of $100,000 is also in default as a result of nonpayment of the November interest.

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

During the nine months ended September 30, 2011, $439,000 of the 10% Notes were converted into common stock as provided for by terms of the debt instrument. This resulted in a $77,000 realized gain to the Company, included in the amount reported in the condensed consolidated statement of operations as “gain on derivative financial instruments”, and measured by the difference between the fair value of the beneficial conversion feature just prior to the conversion and the fair value of the beneficial conversion feature as of the most recent mark-to-market calculation. The beneficial conversion feature was valued at dates of conversion using the Black-Scholes-Merton option pricing model with the following assumptions: risk-free interest rates ranging from 0.19% to 0.83%, expected life of 1.5 years, expected volatility of 63% and dividend yield of zero. Related unamortized discount of $278,000 was recognized as interest expense as a result of the conversions.

Other notes

The maturity of the 2004 Notes and the 12% Convertible Promissory Notes is currently being extended on a month-by-month basis by the noteholders.

The 15% Promissory Notes are unsecured and mature $250,000 in November 2011 and $100,000 in April 2012. See Note 9.

Since June 2011 the Company has not made interest payments on substantially all the 2004 Notesor the 12% Convertible Promissory Notes. Although none of the noteholders have taken action, the Company is in technical default on the debt.

At December 31, 2010 the bank loan bore interest at 3.54% and was due in January 2011. The bank loan was renewed at 3.45% and is currently due in February 2012. It was classified as long-term at December 31, 2010 and as current debt at September 30, 2011.

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

NOTE 5 — LONG-TERM DEBT

Long-term debt consists of:

	December 31, 2010	September 30, 2011
8% Subordinated Convertible Notes	$5,273,000	$-
10% Convertible Promissory Notes	2,804,000	-
Bank loan, unsecured, 3.54%	200,000	-
	$8,277,000	$-

At September 30, 2011 all debt has been classified as current. See Note 4.

NOTE 6 — SECURITIES PURCHASE AGREEMENT

In July 2011 the Company entered into a Securities Purchase Agreement (“SPA”) with Centaurian Fund LP (“Centaurian”) pursuant to which Vicor may, from time to time, issue and sell to Centaurian up to $10,000,000 of common stock over a 3-year period. Centaurian received 140,000 shares of common stock for its services related to the SPA on the date the Registration Statement became effective.

Also in July 2011 the Company filed a Registration Statement with the SEC to register 15,140,000 shares of common stock pursuant to the SPA with Centaurian. The SPA became effective on August 10, 2011, the date the registration statement became effective. The Company has the ability to register additional shares in the future through the use of additional registration statements. However, there can be no assurance that the SPA and Registration Statement will be utilized, and the actual amounts raised will depend on the Company’s use of the SPA and Registration Statement as well as market conditions at those times.

During the three months ended September 30, 2011, the Company raised $90,000 under the SPA, netting $70,000 after various expenses related to the drawdowns. There were 1,550,591 shares of common stock issued to Centaurian under terms of the SPA.

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

	Warrants	Beneficial Conversion - Preferred Stock	Beneficial Conversion - Convertible Notes
Year ended December 31, 2010:
Risk-free interest rate	1.27% - 2.55%	1.27% - 2.55%	0.64% - 1.43%
Expected volatility	63%	63%	63%
Expected life (in years)	2.25 - 4.50	2.25 - 4.50	1.50 - 3.00
Expected dividend yield	0%	0%	0%

Nine months ended September 30, 2011:
Risk-free interest rate	0.96% - 2.54%	0.42% - 2.54%	0.19% - 1.64%
Expected volatility	63%	63%	63%
Expected life (in years)	1.25 - 3.25	1.25 - 3.50	1.00 - 1.59
Expected dividend yield	0%	0%	0%

The Company’s methodology to estimate volatility of its common stock is based on an average of published volatilities contained in the most recent audited financial statements of other publicly-reporting companies in industries similar to that of the Company.

Level 3 Assets and Liabilities

Level 3 liabilities include instruments whose value is determined using pricing models and for which the determination of fair value requires significant management judgment or estimation. As of December 31, 2010 and September 30, 2011 instruments measured at fair value on a recurring basis categorized as Level 3 represented approximately 42% and 3% of the Company’s total liabilities, respectively.

Fair values of liabilities measured on a recurring basis at as follows:

	Fair Value	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observ- able inputs (Level 2)	Significant unobservable inputs (Level 3)
Liabilities:
Derivative financial instruments - December 31, 2010	$7,692,000	$-	$-	$7,692,000
Derivative financial instruments - September 30, 2011	$390,000	$-	$-	$390,000

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the gains for liabilities within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs. The following table presents additional information about Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011:

	Warrants	Beneficial Conversion - Preferred Stock	Beneficial Conversion - Convertible notes	Total
Balance, December 31, 2010	$2,956,000	$1,256,000	$3,480,000	$7,692,000
Included in earnings:
Realized gain	-	-	(77,000)	(77,000)
Unrealized gain	(2,689,000)	(1,175,000)	(3,380,000)	(7,244,000)
Purchases, sales and other	-	-	-	-
Settlements and issuances - net	-	-	19,000	19,000
Net transfers in and/or out of Level 3	-	-	-	-
Balance, September 30, 2011	$267,000	$81,000	$42,000	$390,000

NOTE 8 — COMMITMENTS AND CONTINGENCIES

From time to time the Company may become subject to threatened and/or asserted claims arising in the ordinary course of business. Management is not aware of any matters, either individually or in the aggregate, that are reasonably likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

On April 11, 2011 the Company was served with a derivative suit (styled Craig Hudson, Mark Woods and Edward Wiesmeier, derivatively on behalf of nominal defendant Vicor Technologies, Inc., a Delaware corporation, Plaintiffs vs. David H. Fater, et al., Defendants — Circuit Court of the Fifteenth Judicial Circuit, In and For Palm Beach County, Florida, Case No. 50-2011 CA 005338). This derivative suit alleges claims for breach of fiduciary duty, abuse of control and gross mismanagement against all of the directors as well as a claim for unjust enrichment against David H. Fater, the Company’s President and Chief Executive Officer. On September 6, 2011 this derivative suit was dismissed without prejudice.

NOTE 9 — SUBSEQUENT EVENTS

The Company was unable to pay a 15% promissory note with a balance of $250,000 upon maturity on November 11, 2011. No action against the Company has been taken by the noteholder through November 28, 2011.

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

Since June 2011 the Company has been operating substantially without cash. Personnel losses at all levels have placed heavy burdens on its remaining employees and independent sales representatives to generate revenues and maintain the Company’s operations. Revenues have been negatively impacted in the marketplace by the Company’s lack of resources and the substantial risk of its ability to continue to operate as a going concern. These factors have resulted in market resistance on the part of certain sales representatives and buyers and have hampered the Company in implementing alternate sales strategies.

Revenues and cost of sales

	Three months ended September 30,
	2010		2011
Revenue:
Sales	$14,000	100.0%	$48,000	88.9%
Lease income	-	0.0%	6,000	11.1%
	14,000	100.0%	54,000	100.0%
Cost of revenue	1,000	7.1%	21,000	38.9%
Gross profit	$13,000	92.9%	$33,000	61.1%

	Nine months ended September 30,
	2010		2011
Revenue:
Sales	$122,000	100.0%	$336,000	93.1%
Lease income	-	0.0%	25,000	6.9%
	122,000	100.0%	361,000	100.0%
Cost of revenue	88,000	72.1%	177,000	49.0%
Gross profit	$34,000	27.9%	$184,000	51.0%

Operating expenses and gain on derivative financial instruments

	Three months ended September 30,
	2010		2011
Operating expenses:
Research and development	$161,000	8.2%	$167,000	2.3%
Selling, general and administrative	1,353,000	68.6%	1,837,000	25.1%
Interest	458,000	23.2%	5,301,000	72.6%
Total operating expenses	$1,972,000	100.0%	$7,305,000	100.0%

Gain on derivative financial instruments	$1,142,000		$903,000

	Nine months ended September 30,
	2010		2011
Operating expenses:
Research and development	$511,000	8.3%	$452,000	3.5%
Selling, general and administrative	4,210,000	68.1%	4,962,000	38.4%
Interest	1,461,000	23.6%	7,504,000	58.1%
Total operating expenses	$6,182,000	100.0%	$12,918,000	100.0%

Gain on derivative financial instruments	$1,479,000		$7,321,000

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

Research and Development

Research and development costs increased $6,000 for the three months ended September 30, 2011 compared to 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $484,000 for the three months ended September 30, 2011. Significant components of the net increase include:

•	As discussed under Results of Operations the Company operated in the three months ended September 30, 2011 with substantially no cash. This resulted in curtailments in all phases of operations:

o	Personnel costs decreased $42,000.
o	Marketing and travel decreased $72,000.
o	Investor relations and cost of printing and reproduction decreased $14,000.
o
Consulting fees decreased $152,000. This was affected by 2010 consulting fees incurred to assist the Company to build up its marketing, operations and technology infrastructure to support the commercialization of the PD2i® Algorithm.

•
Amortization of fees included in deferred financing costs increased by $766,000, primarily the result of expensing costs associated with 8% Subordinated Notes and 10% Convertible Notes deemed to be in default.

Interest Expense

Interest expense increased $4,843,000 for the three months ended September 30, 2011, most of which did not require the expenditure of cash. The increase was primarily caused by $469,000 of increased amortization of derivative discounts and debt discount for certain nonderivative warrants, $4,201,000 resulting from the expensing of derivative discounts and debt discount for certain nonderivative warrants for debt associated with 8% Subordinated Notes and 10% Convertible Notes deemed to be in default, and $70,000 of interest on our debt instruments. Interest expense recognized on the conversion of 8% Notes in 2010 and 10% Notes in 2011 was $103,000 greater in 2011.

Gain on derivative financial instruments

The gain on derivative financial instruments decreased $239,000 for the three months ended September 30, 2011. The downward movement in the Company’s stock price continued in the third quarter of 2011, however, the combination of very low stock prices and risk-free interest rates used in the Black-Scholes-Merton options pricing model to calculate the fair values resulted in the 2011 gain being less than that for 2010. The fair value resulting from the periodic mark-to-market calculation varies inversely to the change in the stock price used in the Black-Scholes-Merton options pricing model.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Research and Development

Research and development costs decreased $59,000 for the nine months ended September 30, 2011 compared to 2010. This was primarily the result of lower costs of clinical studies and increased research by independent researchers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $752,000 for the nine months ended September 30, 2011. See comments above regarding the Company’s cash availability. Significant components of the net increase include:

•
Decrease of $133,000 in payroll and related costs were affected by a decrease in 2011 in equity-based compensation expense. There were numerous management hires in the first quarter of 2010 with stock and stock option incentives. Recurring payroll costs increased $164,000 due to higher sales-related payroll and increased employee benefit costs during the first six months of the year.

•	Marketing and travel expense decreased $108,000.
•
Consulting fees decreased $345,000. This was affected by the 2010 consulting fees incurred to assist the Company to build up its marketing, operations and technology infrastructure to support the commercialization of the PD2i® Algorithm as well as costs of securing financing in 2010. These did not recur in 2011.

•
Amortization of certain fees included in deferred financing costs increased 2011 expense by $937,000, primarily the result of expensing costs associated with 8% Subordinated Notes and 10% Convertible Notes deemed to be in default.

•
Professional fees increased $111,000. The primary factor affecting the increase was the write off of $150,000 of deferred financing costs incurred in 2010 for a public offering that was withdrawn in 2011.

•
Investor relations and related printing costs increased $222,000 over 2010 primarily because of large contracts entered into during the first six months of 2011 and the write off of $55,000 of deferred financing costs for printing in 2010 for a public offering that was withdrawn in 2011.

Interest Expense

Interest expense increased $6,043,000 for the nine months ended September 30, 2011, most of which did not require the expenditure of cash. The increase was primarily caused by $1,508,000 of increased amortization of derivative discounts and debt discount for certain nonderivative warrants, $4,201,000 resulting from the expensing of derivative discounts and debt discount for certain nonderivative warrants associated with 8% Subordinated Notes and 10% Convertible Notes deemed to be in default, and $313,000 of interest on our debt instruments.

Gain on derivative financial instruments

The gain on derivative financial instruments increased $5,842,000 for the nine months ended September 30, 2011. The primary reason for the increase was the downward movement in the Company’s stock price in the third quarter of 2011. The fair value resulting from the periodic mark-to-market calculation varies inversely to the change in the stock price used in the Black-Scholes-Merton options pricing model.

Liquidity and Capital Resources

The Company has been operating since June 2011 with extremely limited available cash. A Securities Purchase Agreement (“SPA”) was put in place in July 2011, and the Company was able to raise $70,000 from the SPA. The Company also received $30,000 of cash loans from certain members of management. The Company desperately needs additional sources of financing. If such financing is not obtained, the Company may have to curtail its operations in December 2011 or be placed in involuntary bankruptcy by its creditors.

We generated revenues of $361,000 in the nine months ended September 30, 2011, which compares very favorably to 2010 annual total revenues of $189,000. Our revenues are not yet sufficient to fully execute our business plan and continue development of our products. The Company is in substantial arrears with its accounts payable and no management salaries have been paid for the three months ended September 30, 2011. The Company needs to continue to incur expenditures to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2011 we had a working capital deficiency of $11,594,000 and $3,000 in cash. Based on our cash balance as of November 11, 2011, management believes that we do not have sufficient funds to continue current operations through the end of December 2011. We anticipate a significant financing event in the immediate future. This includes short-term borrowings and sales of equity and debt.

In July 2011 the Company entered into a Securities Purchase Agreement (“SPA”) with Centaurian Fund LP (“Centaurian”) pursuant to which Vicor may, from time to time, issue and sell to Centaurian up to $10,000,000 of common stock over a 3-year period.

Also in July 2011 the Company filed a Registration Statement with the SEC to register 15,140,000 shares of common stock pursuant to the SPA with Centaurian. The SPA became effective on August 10, 2011, the date the registration statement became effective. The Company has the ability to register additional shares in the future through the use of additional registration statements. However, there can be no assurance that the SPA and Registration Statement will be utilized, and the actual amounts raised will depend on the Company’s use of the SPA and Registration Statement as well as market conditions at those times.

We engaged in no significant financing activities during the three months ended September 30, 2011. We were able to access the SPA for $70,000 in the third quarter, and we received $30,000 of cash loans from certain members of management As of September 30, 2011 our primary debt instruments consist of 8% Subordinated Convertible Notes (“8% Subordinated Notes”) and 10% Convertible Promissory Notes (“10% Convertible Notes”).

The 8% Subordinated Notes are due in October 2012, and there are currently no restrictions on their conversion into common stock. The 8% Subordinated Notes are mandatorily convertible into shares of the Company’s common stock at a conversion price equal to the lesser of $0.80 per share of common stock or 80% of the price per share of common stock sold in a qualified funding event, defined as the sale of convertible debt or equity in an offering resulting in at least $3,000,000 of gross proceeds to the Company. Once the 8% Subordinated Notes are converted into shares of common stock, this will eliminate the indebtedness represented by the 8% Subordinated Notes and result in there being no further interest burden to the Company for the 8% Subordinated Notes.

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

Going Concern

The Company’s financial statements as of and for the three and nine  months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,806,000 for the year ended December 31, 2010. The Company had a net loss of $5,413,000 for the nine months ended September 30, 2011 which was affected by a $7,321,000 gain on derivative financial instruments. Absent this gain, the Company had a loss of $12,734,000. At September 30, 2011 the Company had a working capital deficiency of $11,594,000, an accumulated deficit of $66,194,000 and a net capital deficiency of $12,890,000. The Company is in substantial arrears with its accounts payable, and no management salaries have been paid in the three months ended September 30, 2011. The lack of working capital has severely restricted the Company’s ability to implement its sales strategies. The Company needs to continue to incur expenditures to further the commercial development of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this material uncertainty.

Management recognizes that the Company must generate additional funds to successfully commercialize its products. Management plans include the sale of additional equity or debt securities, alliances or other partnerships with entities interested in and having the resources to support the further development of its products as well as other business transactions to assure continuation of the Company’s development and operations. The Company has been working on its plan to secure additional capital through a multi-part funding strategy.

However, no assurances can be given that the Company will be successful in raising additional capital or entering into business alliances. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is not able to timely and successfully raise additional capital and/or achieve positive cash flow, its business, financial condition, cash flows and results of operations will be materially and adversely affected, and the Company may have to curtail its operations in December 2011 or be placed in involuntary bankruptcy by its creditors.

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

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of David H. Fater, our Co-Chief Executive Officer, James E. Skinner, our Co-Chief Executive Officer, and Thomas J. Bohannon, our Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Co-Chief Executive Officers and our Chief Financial Officer concluded that at September 30, 2011 our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There was no change in our internal controls or in other factors that could affect these controls during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8 — Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report for information about legal proceedings in which we are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30 2011, Vicor:

•	Issued 137,250 shares of common stock as a result of the exercise of warrants.

•	Issued 3,165,038 shares of common stock upon the conversion of $191,000 principal amount of 10% Notes and $10,000 of accrued interest.

•	Issued 412,628 shares of common stock to employees and consultants for services rendered.

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

Item 3. Defaults Upon Senior Securities.

The Company is in technical default on both the 8% Subordinated Convertible Notes and the 10% Convertible Promissory Notes because of its inability to pay liabilities as they became due during the three months ended September 30, 2011.

The 15% Promissory Notes aggregating $350,000 are also in default. $250,000 of these notes was due to be repaid on November 11, 2011, but this did not occur. The remaining 15% Promissory Note of $100,000 is also in default as a result of nonpayment of the November interest.

Since June 2011 the Company has not made interest payments on substantially all the 2004 Notes or the 12% Convertible Promissory Notes. The Company is in technical default on the debt.

Item 4. Reserved and removed.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of David H. Fater, Co-Chief Executive Officer and President, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Thomas J. Bohannon, Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

31.3	Certification of James E. Skinner, Co-Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification of David H. Fater, Co-Chief Executive Officer and President of Vicor Technologies, Inc., pursuant to 18 U.S.C. 1350.*

32.2	Certification of Thomas J. Bohannon, Chief Financial Officer of Vicor Technologies, Inc., pursuant to 18 U.S.C. 1350.*

32.3	Certification of James E. Skinner, Co-Chief Executive Officer of Vicor Technologies, Inc., pursuant to 18 U.S.C. 1350.*

*	Filed herewith
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 8, 2011	Vicor Technologies, Inc.

	By:	/s/ David H. Fater
David H. Fater
Co-Chief Executive Officer and President

	By:	/s/ James E. Skinner
James E. Skinner
Co-Chief Executive Officer

	By:	/s/ Thomas J. Bohannon
Name: Thomas J. Bohannon
Title: Chief Financial Officer